Form 10QSB
period 1996-06-30
INNOVEST CAPITAL SOURCES CORP
filed 1997-11-06
CIK 827082

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


                 for the quarterly period ending: June 30, 1996


--------------------------------------------------------------------------------



                           Telco Communications, Inc.

                        formerly Cody Capital Corporation
--------------------------------------------------------------------------------



    Colorado                      33-1933 3-D                        84-1073083
(Incorporation)               (Commission Number)                   (IRS Number)


      4 Normandy Drive, Kenner LA             (504) 466-7004            70065
(Address of principal executive offices)     Telephone number         (Zip Code)

--------------------------------------------------------------------------------



Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:     Common Stock


Yes[ ] No[x] (Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

Not[X] (Indicate by check mark whether if disclosure of delinquent filers (ss.229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

As of June 30, 1996, the aggregate number of shares held by non-affiliates was approximately 2,061,000 shares. Due to the limited market for the Company securities, no estimate is being supplied herewith of the market value for such securities.

As of June 30, 1996, the number of shares outstanding of the Registrant's Common Stock was 49,836,000.

     Telco Communications, Inc. June 30, 1996 Form 10-KSB   Page 1

                          PART I: FINANCIAL INFORMATION
--------------------------------------------------------------------------------



                          Item 1. Financial Statements

     As of June 30, 1996, Management reports the financial information per attachemt hereto.


                 Item 2. Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Financial Condition and Results of Operations

     On March 11, 1994, the Federal Bankruptcy Court for the Middle District of Louisiana appointed a Trustee for the Bankruptcy Estate of the Registrant Telco Communications, Inc., formerly Cody Capital Corporation, the Court having converted the case from Chapter 11 to Chapter 7 the preceding day. As a result of that action, the Trustee in Bankruptcy was placed in control of the affairs of the Registrant replacing the Board of Directors previously serving.

     On March 26, 1996, upon motion of the Trustee, the Court ordered that the Corporation be sold to Mr. Miller L. Mays III, with no assets or liabilities attached thereto. The sale was made pursuant to a Bill of Sale perfected on April 12, 1996. Mr. Mays was duly appointed and assumed the office of President and Sole Director of the Issuer and appointed Karl E. Rodriguez to serve as Secretary, and additional Director.

Liquidity and Capital Resources

     The Issuer has no assets or liabilities, liquidity or capital resources.


--------------------------------------------------------------------------------

                           PART II: OTHER INFORMATION
--------------------------------------------------------------------------------


                            Item 1. Legal Proceedings

                                      None

                          Item 2. Change in Securities

                                      None

                     Item 3. Defaults Upon Senior Securities

                                      None

            Item 4. Submission of Matters to Vote of Security Holders

                                      None

                            Item 5. Other Information

     During the Quarter covered by this Report, the Company had and has no current business, and has had no operations since its emergence from Bankruptcy in 1996. During the period from April 1996 until the end of the current quarter Management has been engaged in the search for new business opportunities without material results. The Issuer continues to seek new business opportunities,

           Telco Communications, Inc. June 30, 1996 Form 10-KSB Page 2 including business combinations, associations, joint venture, merger and/or acquisition programs to achieve profitability for shareholders.

                    Item 6. Exhibits and Reports on Form 8-K

     During the Quarter covered by this Report, the Company filed a Report on Form 8-K, erroneously dated March 11, 1994, but actually filed and reporting as of June 12, 1996, and reporting emergence from Bankruptcy, as repeated in Item 2 of Part I.



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter ended June 30, 1996, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


Dated: July 30, 1997


                           Telco Communications, Inc.

                        formerly Cody Capital Corporation


                                       by






--------------------------                            --------------------------
Miller L. Mays III                                             Karl E. Rodriguez
PRESIDENT/DIRECTOR                                           SECRETARY/TREASURER


           Telco Communications, Inc. June 30, 1996 Form 10-KSB  Page 3

                                   Attachment

                              FINANCIAL STATEMENTS












           Telco Communications, Inc. June 30, 1996 Form 10-KSB  Page 4

                           TELCO COMMUNICATIONS, INC.
                           BALANCE SHEETS (UNAUDITED)
              for the fiscal years ended December 31, 1995 and 1994
                   and for the six Months ended June 30, 1996



                                                           June 30,       December 31,
                                                           --------   -------------------
                                                             1996       1995       1994
                                                           --------   --------   --------

                                     ASSETS

CURRENT ASSETS

          Total Current Assets                             $    -0-   $    -0-   $    -0-


TOTAL ASSETS                                               $    -0-   $    -0-   $    -0-
                                                           ========   ========   ========


                       LIABILITIES & STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY

  Common Stock, $.001 par value; authorized 50,000,000
     shares; issued and outstanding, 2,061,000 shares
     and 49,836,000 shares                                   49,836       2061       2061

  Additional Paid-In Capital                                 51,895     99,670     99,670

  Accumulated Surplus (Deficit)                            (101,731)  (101,731)  (101,731)
                                                           --------   --------   --------

Total Stockholders' Equity                                      -0-        -0-        -0-
                                                           --------   --------   --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $    -0-   $    -0-   $    -0-
                                                           ========   ========   ========




                   The accompanying notes are an integral part
                         of these financial statements.

                           TELCO COMMUNICATIONS, INC.
             STATEMENTS OF LOSS AND ACCUMULATED DEFICIT (UNAUDITED)
              for the fiscal years ended December 31, 1995 and 1994
                   and for the six Months ended June 30, 1996




                                              June 30,       December 31,
                                              --------   -------------------
                                                1996       1995       1994
                                              --------   --------   --------

    Revenues                                  $    -0-   $    -0-   $    -0-
                                              --------   --------   --------

    Total Expenses                                 -0-        -0-        -0-
                                              --------   --------   --------

    Net Income (Loss)                         $    -0-   $    -0-   $    -0-
                                              ========   ========   ========

    Loss per Share                            $    -0-   $    -0-   $    -0-
                                              ========   ========   ========




                   The accompanying notes are an integral part
                         of these financial statements.

                           TELCO COMMUNICATIONS, INC.
                       STATEMENTS OF CASH FLOW (UNAUDITED)
              for the fiscal years ended December 31, 1995 and 1994
                   and for the six Months ended June 30, 1996




                                              June 30,       December 31,
                                              --------   -------------------
                                                1996       1995       1994
                                              --------   --------   --------

Operating Activities

    Net Income (Loss)                         $    -0-   $    -0-   $    -0-


Total working capital (used)                       -0-        -0-        -0-

Increase (Decrease) in
    working capital                           $    -0-   $    -0-   $    -0-
                                              ========   ========   ========



                   The accompanying notes are an integral part
                         of these financial statements.

                           TELCO COMMUNICATIONS, INC.
                   STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY for the period from inception (December 9, 1987) through December 31, 1987, for the years ended December 31, 1988 through December 31, 1995 and for the six Months ended June 30, 1996


                                                          Common Stock                                                 Total Stock-
                                                 -----------------------------        Additional       Accumulated        holders'
                                                  Number of            Par             Paid-In           Surplus          Equity
                                                    Shares            Value            Capital          (Deficit)        (Deficit)
                                                 -----------       -----------       -----------       -----------     -------------

Inception (December 9, 1987)                               0       $         0       $         0       $         0       $         0

Inception through December
31, 1987: Stock issued for
cash and services                                  2,500,000             2,500             2,500                               5,000

Cancellation of shares to meet
dilution requirements of offering                 (1,700,000)           (1,700)            1,700

Shares transferred to legal                                                                   62
counsel

Shares issued in public offering                   1,261,000             1,261           124,839

Costs of public offering                                                                 (29,531)

Net loss                                                                                                      (212)
                                                 -----------       -----------       -----------       -----------       -----------
Balances, December 31, 1988                        2,061,000             2,061            99,570              (212)          101,419

Warrants issued                                                                              100

Net loss                                                                                                   (21,509)
                                                 -----------       -----------       -----------       -----------       -----------
Balances, December 31, 1989                        2,061,000             2,061            99,670           (21,721)           80,010

Year ended December 31, 1990                       2,061,000             2,061            99,670           (21,721)           80,010

Year ended December 31, 1991                       2,061,000             2,061            99,670           (21,721)           80,010

Year ended December 31, 1992                       2,061,000             2,061            99,670           (21,721)           80,010

Year ended December 31, 1993                       2,061,000             2,061            99,670           (21,721)           80,010

Write-Off of bad debt                                                                                      (80,010)
                                                 -----------       -----------       -----------       -----------       -----------
Year ended December 31, 1994                       2,061,000             2,061            99,670          (101,731)                0

Year ended December 31, 1995                       2,061,000             2,061            99,670          (101,731)                0

Shares issued upon emergence
from Chapter 7 Bankruptcy                         47,775,000            47,775           (47,775)
                                                 -----------       -----------       -----------       -----------       -----------

Balances, June 30, 1996                           49,836,000       $    49,836       $    51,895       $  (101,731)      $         0
                                                 ===========       ===========       ===========       ===========       ===========



                   The accompanying notes are an integral part
                         of these financial statements.

                           TELCO COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
   for the period from inception (December 9 1987) through December 31, 1987, for the years ended December 31, 1988 through 1995
                   and for the six months ended June 30, 1996



1-FORMATION AND OPERATIONS OF THE COMPANY

     Telco Communications, Inc. (the "Company"), was incorporated Cody Capital Corporation. under the laws of the State of Colorado on December 9 1987. The Company was organized to seek out and complete a merger or acquisition of other companies or businesses. The Company completed a public offering in 1988 in which it raised a net, after offering expenses, of $96,631. An investment was made in Telco of Baton Rouge however the Company never realized any return from that investment and in 1994 it was forced to file for bankruptcy. In 1996 the Company emerged from bankruptcy with no assets or liabilities and subject to no litigation, claims, enforcements or proceedings and no business or operations. As of the date of these statements, the Company continues to be in its development stage.

2-SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  BASIS OF ACCOUNTING

          Accounting records of the Company and financial statements are maintained and prepared on an accrual basis.

     (b)  FISCAL YEAR

          The Company's fiscal year for accounting and tax purposes is December 31.

     (c)  CASH EQUIVALENTS

          For Financial Accounting Standards purposes, the Statement of Cash Flows, Cash Equivalents include time deposits, certificates of deposit, and all highly liquid debt instruments with original maturities of three months or less. Whenever cash amount are to be included on the Company's Statements of Cash Flow, however, they will be comprised exclusively of cash.

3-PROPERTY AND EXECUTIVE COMPENSATION

     (a)  PROPERTY:

          The Company's offices and all of its records are located, without cost, 4 Normandy Drive, Kenner, Louisiana.


                                    page F-7

                          Telco Communications, Inc..
                         Notes to Financial Statements
      December 9, 1987 through December 31, 1987, and for the years ended
   December 31, 1988 through 1995 and for the six months ended June 30, 1996
                                   continued


     (b)  EXECUTIVE COMPENSATION:

          Since inception, the Company has paid no cash compensation to its officers or directors. Officers of the Company will be reimbursed for out-of-pocket expenses and may be compensated for the time they devote to the Company. In addition, Officers may receive compensation for services performed on behalf of the Company. The terms of any such compensation will be determined on the basis of the nature and extent of the services which may be required and will be no less favorable to the Company than the charges for similar services made by independent third parties who are similarly qualified. No officer or director is required to make any specific amount or percentage of his business time available to the Company.

4-STOCKHOLDERS' EQUITY.

     The Company, as originally incorporated in Colorado, was authorized to issue 50,000,000 shares of common stock having a par value of $0.001. In December 1987, 2,500,000 shares of Common Stock, were issued in exchange for organizational costs. 1,700,000 of these shares were rescinded in 1988 and a public offering of 1,261,000 shares was completed in the same year. In 1996, as a condition of emergence from bankruptcy, 47,775,000 shares of common stock were issued.


                                    page F-8