Form 10QSB
period 1996-09-30
INNOVEST CAPITAL SOURCES CORP
filed 1997-11-06
CIK 827082

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


               for the quarterly period ending: September 30, 1996


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


Yes[] No[x] (Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

Not[X] (Indicate by check mark whether if disclosure of delinquent filers (ss.229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

As of September 30, 1996, the aggregate number of shares held by non-affiliates was approximately 2,061,000 shares. Due to the limited market for the Company securities, no estimate is being supplied herewith of the market value for such securities.

As of September 30, 1996, the number of shares outstanding of the Registrant's Common Stock was 49,836,000.

        Telco Communications, Inc. September 30, 1996 Form 10-KSB Page 1

                          PART I: FINANCIAL INFORMATION
--------------------------------------------------------------------------------



                          Item 1. Financial Statements

     As of September 30, 1996, Management reports the financial information per attachemt hereto.


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

                                      None

                     Item 3. Defaults Upon Senior Securities

                                      None

            Item 4. Submission of Matters to Vote of Security Holders

                                      None

                            Item 5. Other Information

     During the Quarter covered by this Report, the Company had and has no current business, and has had no operations since its emergence from Bankruptcy in 1996. During the period from April 1996 until the end of the current quarter Management has been engaged in the search for new business opportunities without material results. The Issuer continues to seek new business opportunities,

        Telco Communications, Inc. September 30, 1996 Form 10-KSB Page 2 including business combinations, associations, joint venture, merger and/or acquisition programs to achieve profitability for shareholders.

                    Item 6. Exhibits and Reports on Form 8-K

     During the Quarter covered by this Report, the Company filed no Report(s) on Form 8-K



                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter ended September 30, 1996, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


Dated: July 30, 1997


                           Telco Communications, Inc.

                        formerly Cody Capital Corporation


                                       by







--------------------------------                    ----------------------------
Miller L. Mays III                                             Karl E. Rodriguez
PRESIDENT/DIRECTOR                                           SECRETARY/TREASURER


        Telco Communications, Inc. September 30, 1996 Form 10-KSB Page 3

                                   Attachment

                              FINANCIAL STATEMENTS


        Telco Communications, Inc. September 30, 1996 Form 10-KSB Page 4

                           TELCO COMMUNICATIONS, INC.
                           BALANCE SHEETS (UNAUDITED)
              for the fiscal years ended December 31, 1995 and 1994
                and for the Nine Months ended September 30, 1996


                                                                                     December 31,
                                                                September 30,   ----------------------
                                                                    1996          1995          1994
                                                                  --------      --------      --------
                                     ASSETS

CURRENT ASSETS

          Total Current Assets                                    $    -0-      $    -0-      $    -0-




TOTAL ASSETS                                                      $    -0-      $    -0-      $    -0-
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

                           TELCO COMMUNICATIONS, INC.
             STATEMENTS OF LOSS AND ACCUMULATED DEFICIT (UNAUDITED)
              for the fiscal years ended December 31, 1995 and 1994
                and for the Nine Months ended September 30, 1996



                                                         December 31,
                           September 30,     -----------------------------------
                               1996                1995               1994
                          ---------------    ---------------    ---------------

Revenues                  $           -0-    $           -0-    $           -0-
                          ---------------    ---------------    ---------------

Total Expenses                        -0-                -0-                -0-
                          ---------------    ---------------    ---------------

Net Income (Loss)         $           -0-    $           -0-    $           -0-
                          ===============    ===============    ===============

Loss per Share            $           -0-    $           -0-    $           -0-
                          ===============    ===============    ===============


   The accompanying notes are an integral part of these financial statements.

                           TELCO COMMUNICATIONS, INC.
                       STATEMENTS OF CASH FLOW (UNAUDITED)
              for the fiscal years ended December 31, 1995 and 1994
                and for the Nine Months ended September 30, 1996




                                                             December 31,
                                     September 30,    -------------------------
                                        1996             1995           1994
                                      ---------       ----------     ----------

Operating Activities

   Net Income (Loss)                  $     -0-       $      -0-     $      -0-


Total working capital (used)                -0-              -0-            -0-

Increase (Decrease) in
   working capital                    $     -0-       $      -0-     $      -0-
                                      =========       ==========     ==========



   The accompanying notes are an integral part of these financial statements.

                           TELCO COMMUNICATIONS, INC.
                   STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY for the period from inception (December 9, 1987) through December 31, 1987, for the years ended December 31, 1988 through December 31, 1995 and for the nine month period ended September 30, 1996


                                                  Common Stock
                                         -----------------------------       Additional        Accumulated       Total Stock-
                                          Number of            Par             Paid-In           Surplus       holders' Equity
                                           Shares             Value            Capital          (Deficit)         (Deficit)
                                         -----------       -----------       -----------       -----------       -----------
Inception (December 9, 1987)                       0       $         0       $         0       $         0       $         0

Inception through December
31, 1987: Stock issued for
cash and services                          2,500,000             2,500             2,500                               5,000

Cancellation of shares to meet
dilution requirements of offering         (1,700,000)           (1,700)            1,700

Shares transferred to legal counsel                                                   62

Shares issued in public offering           1,261,000             1,261           124,839

Costs of public offering                                                         (29,531)

Net loss                                                                                              (212)
                                         -----------       -----------       -----------       -----------       -----------
Balances, December 31, 1988                2,061,000             2,061            99,570              (212)          101,419

Warrants issued                                                                     100

Net loss                                                                                           (21,509)
                                         -----------       -----------       -----------       -----------       -----------
Balances, December 31, 1989                2,061,000             2,061            99,670           (21,721)           80,010

Year ended December 31, 1990               2,061,000             2,061            99,670           (21,721)           80,010

Year ended December 31, 1991               2,061,000             2,061            99,670           (21,721)           80,010

Year ended December 31, 1992               2,061,000             2,061            99,670           (21,721)           80,010

Year ended December 31, 1993               2,061,000             2,061            99,670           (21,721)           80,010

Write-Off of bad debt                                                                              (80,010)
                                         -----------       -----------       -----------       -----------       -----------
Year ended December 31, 1994               2,061,000             2,061            99,670          (101,731)                0

Year ended December 31, 1995               2,061,000             2,061            99,670          (101,731)                0

Shares issued upon emergence
from Chapter 7 Bankruptcy                 47,775,000            47,775           (47,775)
                                         -----------       -----------       -----------       -----------       -----------

Balances, September 30, 1996              49,836,000       $    49,836       $    51,895       $  (101,731)      $         0
                                         ===========       ===========       ===========       ===========       ===========

   The accompanying notes are an integral part of these financial statements.

                           TELCO COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
   for the period from inception (December 9 1987) through December 31, 1987, for the years ended December 31, 1988 through 1995
                and for the nine months ended September 30, 1996



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

                           TELCO COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
   for the period from inception (December 9 1987) through December 31, 1987, for the years ended December 31, 1988 through 1995
                and for the nine months ended September 30, 1996
                                    continued


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