Form 10KSB
period 1996-12-31
INNOVEST CAPITAL SOURCES CORP
filed 1997-11-06
CIK 827082

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


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


Yes[x] No[ ] (Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

Not[X] (Indicate by check mark whether if disclosure of delinquent filers (ss.229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

As of December 31, 1996, the aggregate number of shares held by non-affiliates was approximately 2,930,726 shares. Due to the limited market for the Company securities, no estimate is being supplied herewith of the market value for such securities.

As of December 31, 1996, the number of shares outstanding of the Registrant's Common Stock was 50,000,000.


                                               Exhibit Index is found on page 16

              APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
                   PROCEEDINGS DURING THE PRECEDING FIVE YEARS

     Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                              Yes[ ]     No[X]

--------------------------------------------------------------------------------


                                     PART I


--------------------------------------------------------------------------------

                                Item 1. Business.


(a)  Historical Information.

     The Registrant Telco Communications, Inc. was incorporated in Colorado on December 9, 1987, as Cody Capital Corporation. The Registrant was organized to seek out and complete a merger or acquisition of other companies or businesses. The Company completed a public offering in 1989 in which it raised a net, after offering expenses, of $96,631. An investment was made in Telco of Baton Rouge, which was a provider of long distance telephone services to institutional, commercial and residential customers located in Louisiana and Texas; however, the Issuer never realized any return from that investment. In 1994, the Issuer was forced to file for Chapter 11 Bankruptcy protection. On March 11, 1994, the Federal Bankruptcy Court for the Middle District of Louisiana appointed a Trustee for the Bankruptcy Estate of the Registrant, the Court having converted the case from Chapter 11 to Chapter 7 the preceding day. As a result of that action, the Trustee in Bankruptcy was placed in control of the affairs of the Registrant replacing the Board of Directors previously serving.

     On March 26, 1996, upon motion of the Trustee, the Court ordered that the Corporation be sold to Mr. Miller L. Mays III, with no assets or liabilities attached thereto. The sale was made pursuant to a Bill of Sale perfected on April 12, 1996. Mr. Miller was duly appointed and assumed the office of President and Sole Director of the Issuer and appointed Karl E. Rodriguez to serve as Secretary, and. additional director. All Directors are to serve until the next meeting of shareholders.

     (Please see Item 10 for more information about Directors and Executive Officers.)

     Reference is made to the Registrant's Current Report on Form 8-K erroneously dated March 11, 1994, but actually filed and reporting as of June 12, 1996, and exhibits thereto for documentation of the emergence from Bankruptcy and related matters.

     The Issuer emerged from Bankruptcy with no assets, liabilities and subject to no claims or litigation, and carried an existing shareholder base of 2,655,726 shares and approximately 270 shareholders, and issued an additional 47,069,274 to persons believed to be affiliates of the Issuer. In connection with the emergence from Bankruptcy three former convertible debenture holders elected to convert their holdings to common stock, resulting in an additional 275,000 shares, bringing the post-emergence total, issued and outstanding, to the present 50,000,000 shares.

     (Please see Exhibit 28.1 for Important Information about events subsequent to the date of this Report)

     As of the date of this Report, the Issuer continues to be a development stage company; however there are certain significant events which have occurred and are occurring subsequent to the date of this Report.

     (Please see Exhibit 28.1 for Important Information about events subsequent to the date of this Report)

(b)  The Business of Registrant.

     The Issuer has no current business, and has had no operations since its emergence from Bankruptcy in 1996. During the period from April 1996 until the end of the current fiscal year, December 31, 1996, Management has been engaged int the search for new business opportunities without material results. The Issuer continues to seek new business opportunities, including business combinations, associations, joint venture, merger and/or acquisition programs to achieve profitability for shareholders.

     (Please see Exhibit 28.1 for Information about events subsequent to the date of this Report)


                               Item 2. Facilities.

     The Company has no employees or facilities, and enjoys the non-exclusive office services of its President and Majority Shareholder.


                           Item 3. Legal Proceedings.

     There are no legal proceedings pending against the Company, known or anticipated, as of the preparation of this Report.


          Item 4. Submission of Matters to a Vote of Security Holders.

     None during the period covered by this Annual Report.

             THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK

--------------------------------------------------------------------------------


                                     PART II


--------------------------------------------------------------------------------

            Item 5. Market for Common Equity and Stockholder Matters.

(a)  Market Information.

     The Registrant Company has one class of securities, Common Voting Equity Shares ("Common Stock"). The Company's Securities may be quoted in the over-the-counter market, but there is no current market for them. Quotations for, and transactions in the Securities are capable of rapid fluctuations, resulting from the influence of supply and demand on relatively thin volume, and possibly in response to unsubstantiated rumors.

     Of the Company's issued and outstanding 50,000,000 shares of Common Stock as of December 31, 1996, all shares, subject to an exception for the 47,069,274 shares believed to be owned by affiliates of the Issuer, may be presently sold in compliance with Rule 144. Rule 144 provides, among other things, and subject to certain limitations, that a person holding Restricted Securities for a period of two years may sell those securities, free of restriction in brokerage transactions. Further, shares issued pursuant to 1933 Act Registration, again subject to exceptions for affiliate ownership, are not Restricted Securities, and are freely tradeable in brokerage transaction. Affiliates are permitted by Rule 144 to sell affiliate owned securities (Restricted Securities held for more than one year, and Registered Affiliate Control Securities) in limited amounts. Possible or actual sales of the Company's Common Stock under Rule 144, or otherwise, may have a depressive effect upon the price of the Company's Common Stock.

     By virtue of the matters and history disclosed in this report, the shares of the Issuer's stock command only a nominal value, and no actual market for the shares of this Issuer can be said to exist.

(b)  Holders.

     Management calculates that the approximate number of holders of the Company's Common Stock, as of December 31, 1996 was approximately 270.

(c)  Dividends.

     No cash dividends have been paid by the Company on its Common Stock and no such payment is anticipated in the foreseeable future.

             THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK

                        Item 6. Selected Financial Data.


      The following information is provided as of the Date of this Report:

================================================================================
                                    1996            1995               1994
================================================================================

Total Assets                       $1,000             0                  0
--------------------------------------------------------------------------------

Revenues                                0             0                  0
--------------------------------------------------------------------------------

Operating Expenses                      0             0                  0
--------------------------------------------------------------------------------

Net Earnings or (Loss)                  0             0                  0
--------------------------------------------------------------------------------
Per Share Earnings
  or (Loss)                         (0.00)        (0.00)             (0.00)
--------------------------------------------------------------------------------
Average Common Shares
  Outstanding                  50,000,000     2,655,726          2,655,726
================================================================================


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations .

(a)  Results of Operations.

     The Issuer has no current business, and has had no operations in the last fiscal year.

(b)  Liquidity and Capital Resources.

     The Issuer has no capital resource and no liquidity.


              Item 8. Financial Statements and Supplementary Data.


     Reference is made to Auditors Report for the period from April 12, 1996, to December 31, 1996, filed herewith. Those financial statements, attached thereto are incorporated herein by this reference as though fully set forth herein.

                     Item 9. Change of Registrant's Auditor.

     Frank Chovanetz, CPA, Green & McElreath, 700 Louisiana, Suite 5200, Houston, TX 77002- 2733 has been designated as the Issuer's Independent Auditor, on or about August 20, 1997. The Company's previous Audit was conducted by Gandre & Armstrong P.C and dated September 25, 1989. There has been no disagreement or dispute of any kind or sort with any auditor as to any matter.

--------------------------------------------------------------------------------


                                    PART III


--------------------------------------------------------------------------------

                   Item 10. Directors and Executive Officers.

     The Directors and Executive Officers of the Company are set forth below. All Officers and Directors shall serve until the next meeting of shareholders or until their successors be elected or appointed.


   Miller L. Mays III      James G. Mitchell(1)                Karl E. Rodriguez
   PRESIDENT/DIRECTOR            DIRECTOR           SECRETARY/TREASURER/DIRECTOR


(1)  Mr. Mitchell resigned as Director on or about October 3, 1997.


     (Please see Exhibit 28.1 for Information about events subsequent to the date of this Report)

     (Please see Exhibit 28.2 for Biography of Miller L. Mays III)

     (Please see Exhibit 29.3 for Biography of Karl E. Rodriguez)


                        Item 11. Executive Compensation.

     None of the Company's Officers or Directors presently receive any compensation.


    Item 12. Security Ownership of Certain Beneficial Owners and Management.


                                  COMMON STOCK

     To the best of Registrant's knowledge and belief the following disclosure presents, as of the date of this report, the total beneficial security ownership of all Directors and Nominees, naming them, and by all Officers and Directors as a group, without naming them, of Registrant, known to or discoverable by Registrant, and the total security ownership of all persons, entities and groups, known to or discoverable by Registrant, to be the beneficial owner or owners of more than five percent of any voting class of Registrant's stock. Registrant has only one class of stock, namely Common Voting Equity Shares.


             THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK

           SECURITY OWNERSHIP OF OFFICERS AND DIRECTORS AND 5% OWNERS

==============================================================================================
         Name and Address of Beneficial Owner                Amount and Nature       Percent
                                                               of Ownership         of Class
----------------------------------------------------------------------------------------------
      MILLER  L. MAYS III  President/Director                     47,069,724           94.14
      4 Normandy Drive
      Kenner LA 70065
----------------------------------------------------------------------------------------------
      KARL E. RODRIGUEZ   Secretary/Treasurer/Director                     0            0.00
      3131  Royal Street
      New Orleans LA 70117
----------------------------------------------------------------------------------------------
      JAMES G. MITCHELL   Director (1)                                     0            0.00
      Novotel Hotel Suite 408
      Conarty County, Guinea West Africa
==============================================================================================
All Officers and Directors as a Group                             47,069,724           94.14
==============================================================================================
Total Shares Issued and Outstanding                               50,000,000          100.00
==============================================================================================

(1)  Mr. Mitchell resigned as Director on or about October 3, 1997


            Item 13. Certain Relationships and Related Transactions.

                                      None.


             THE REMAINDER OF THIS PAGE IS INTENTIONALLY LEFT BLANK

--------------------------------------------------------------------------------


                                     PART IV

--------------------------------------------------------------------------------

   Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.


(a) Financial  Statements.    Reference is made to Auditors Report for the
                              period from April 12, 1996 to December 31, 1996, filed herewith. Those financial statements, attached thereto are incorporated herein by this reference as though fully set forth herein.

(b) Form 8-K  Reports.        No Reports on Form 8-K were filed during the last
                              quarter covered by this Annual Report.

(c) Exhibits.                 Please see Exhibit Index, following.

                                 ---------------

                 Supplementary Information to be Furnished With
              Reports Filed Pursuant to Section 15(d) of the Act by
                Registrants which Have Not Registered Securities
                       Pursuant to Section 12 of the Act.

     No annual report or proxy material has been sent to security holders.

                                 ---------------

                                 Signature Page


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the individual capacities and on the date indicated.

 Report as of December 31, 1996.
 Executed October 30, 1997



                           Telco Communications, Inc.

                        formerly Cody Capital Corporation


                                       by






---------------------------                       ------------------------------
Miller L. Mays III                                             Karl E. Rodriguez
PRESIDENT/DIRECTOR                                  SECRETARY/TREASURER/DIRECTOR

                                  Exhibit Index

                       Financial Statements and Documents
                       Furnished as a part of this Report

================================================================================
Ex #                        FINANCIAL STATEMENTS                      Page #
================================================================================
                           Telco Communications, Inc.

                        formerly Cody Capital Corporation
================================================================================
F1       AUDITED FINANCIAL STATEMENTS for the period from April 12, 1996 to
          December 31, 1996.
================================================================================


             (a-2) OTHER EXHIBITS Furnished as a part of this Report

     Table References refer to the number assigned each category of documents by Reg ss. 229.601.

================================================================================================================================
   TABLE #        Ex #                     Table Category  /  Description of Exhibit                    Incorp         Page
                                                                                                        By Ref           #
--------------------------------------------------------------------------------------------------------------------------------

     (3)                    ARTICLES OF INCORPORATION AND BY-LAWS:
--------------------------------------------------------------------------------------------------------------------------------
                   3.1      Articles of Incorporation of Cody Capital Corporation
--------------------------------------------------------------------------------------------------------------------------------
                   3.2      Amendment of Articles: Name Change to
                             Telco Communication  April 11, 1989
--------------------------------------------------------------------------------------------------------------------------------
                   3.3      Amendment of Articles: Name Change to
                            Innovest Capital Sources Corporation  January 15, 1997
--------------------------------------------------------------------------------------------------------------------------------
                   3.4      Amendment of Articles: Change to No Par
                            Innovest Capital Sources Corporation  September 25, 1997
--------------------------------------------------------------------------------------------------------------------------------
                   3.5      By-Laws
--------------------------------------------------------------------------------------------------------------------------------
     (4)                    INSTRUMENTS DEFINING RIGHTS OF SECURITY HOLDERS
--------------------------------------------------------------------------------------------------------------------------------
    (28)                    OTHER DOCUMENTS
--------------------------------------------------------------------------------------------------------------------------------
                  28.1      Statement of Material Subsequent Events
--------------------------------------------------------------------------------------------------------------------------------
                  28.2      Biography of Miller L. Mays III
--------------------------------------------------------------------------------------------------------------------------------
                  28.3      Biography of Karl E. Rodriguez
--------------------------------------------------------------------------------------------------------------------------------
                            **********************
================================================================================================================================

                                   Exhibit F1

                AUDITED FINANCIAL STATEMENTS FOR THE PERIOD FROM

                      APRIL 12, 1996, TO DECEMBER 31, 1996

                           TELCO COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                               FINANCIAL STATEMENT
                                       AND
                          INDEPENDENT AUDITORS' REPORT

                       APRIL 12, 1996 TO DECEMBER 31, 1996

                         [LETTERHEAD GREEN & McELREATH]



                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Telco Communications, Inc.
Kenner, Louisiana

We have audited the accompanying balance sheet of Telco Communications, Inc. (a development stage company) as of December 31, 1996, and the related statement of operations, shareholders' equity, and cash flows for the period from April 12, 1996, to December 31, 1996. This financial statement is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statement is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statement referred to above presents fairly, in all material respects, the financial position of Telco Communications, Inc. as of December 31, 1996, and the results of its operations and its cash flows for the period from April 12, 1996, to December 31, 1996, in conformity with generally accepted accounting principles.


October 21, 1997


                                        /s/ Green & McElreath


                       MEMBER OF THE SEC PRACTICE SECTION
           OF THE AMERICAN INSTITUTE OF CERTIFIED PUBLIC ACCOUNTANTS

                           TELCO COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)

                                  BALANCE SHEET
                                DECEMBER 31, 1996





                          ASSETS

Value in excess of amounts
   allocable to identifiable assets                                       $1,000
                                                                          ------

    Total assets                                                          $1,000
                                                                          ======




                   SHAREHOLDERS' EQUITY

Common stock                                                              $1,000
Deficit accumulated during the development stage                            --
                                                                          ------

    Total shareholders' equity                                            $1,000
                                                                          ======


                        See notes to financial statement.

                           TELCO COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
             FOR THE PERIOD FROM APRIL 12, 1996 TO DECEMBER 31, 1996




Revenues                                                                   $ --

Expenses                                                                     --
                                                                           -----

Income before income taxes                                                   --

Income taxes                                                                 --

Net income                                                                 $ --
                                                                           =====


                        See notes to financial statement.

                           TELCO COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASHFLOWS
             FOR THE PERIOD FROM APRIL 12, 1996 TO DECEMBER 31, 1996



CASHFLOWS PROVIDED
  BY OPERATING ACTIVITIES-                                                $ --

CASHFLOWS PROVIDED
  BY INVESTING ACTIVITIES -                                                 --

CASHFLOWS PROVIDED
  BY FINANCING ACTIVITIES -                                                 --
                                                                          ------

NET INCREASE IN CASH                                                        --

CASH AT BEGINNING OF PERIOD                                                 --
                                                                          ------
CASH AT END OF PERIOD                                                     $ --
                                                                          ======


                        See notes to financial statement.

                           TELCO COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF SHAREHOLDERS' EQUITY
             FOR THE PERIOD FROM APRIL 12, 1996 TO DECEMBER 31, 1996




                                                                      Deficit
                                                                     Accumulated
                                             Common Stock,            During the
                                       --------------------------    Development
                                         Shares          Amount        Stage
                                         ------          ------        -----

Stock purchased from
   bankruptcy estate                    2,655,726      $    1,000      $ --

Additional issuance                    47,344,374            --          --
                                       ----------      ----------      ------

Balances at December 31, 1996          50,000,000      $    1,000      $ --
                                       ==========      ==========      ======


                        See notes to financial statement.

                           TELCO COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENT
             FOR THE PERIOD FROM APRIL 12, 1996 TO DECEMBER 31, 1996


1.   BASIS OF PRESENTATION

     Telco Communications, Inc. (the "Company"), was incorporated under the name of Cody Capital Corporation under the laws of the State of Colorado on December 9, 1987. The Company completed a public offering in 1988. In 1989, Cody Capital Corporation acquired all of the issued and outstanding stock of Telco of Baton Rouge, Inc. and changed its name to Telco Communications, Inc. In 1994, the Company filed for Chapter 11 Bankruptcy protection. A short time later, the Bankruptcy Court converted the case from Chapter 11 to Chapter 7. As a result, a Trustee was placed in control of the affairs of the Company and replaced the Board of Directors. On April 12, 1996, (the date of inception), the Trustee of the bankruptcy estate sold the corporate shell of the Company for $1,000 cash, resulting in a new reporting entity. The sale was free and clear of all assets, liabilities and claims of any kind. At the time of the sale, the Company was in liquidation and had no business operations. On January 15, 1997, the corporate name was changed to Innovest Capital Sources Corporation.

     The Company recognizes income and expenses on the accrual basis of accounting.

     The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

     The preparation of financial statement in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statement and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     The office of the Company is located in Kenner, Louisiana. The Company has no employees or facilities. The records are maintained by the President and majority shareholder at no expense to the Company.


2.   INCOME TAXES

     The Company was inactive from April 12, 1996 to December 31, 1996. Therefore, no provision for current or deferred income tax was recorded in the financial statement. Any future deferred tax asset will be offset by a valuation allowance until such time as the Company demonstrates future profitability.


                                                                     (Continued)

                           TELCO COMMUNICATIONS, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENT
             FOR THE PERIOD FROM APRIL 12, 1996 TO DECEMBER 31, 1996


3.   GOING CONCERN

     The Company has been in the development stage since April 12, 1996, the date the Trustee of the bankruptcy estate sold the corporate shell. The Company has been seeking new business opportunities, including business combinations, associations, joint ventures, merger and/or acquisition programs to achieve profitability for the shareholders. These factors raise issues about the Company's ability to continue as a going concern.


4.   COMMON STOCK

     The Corporation is authorized to issue 50,000,000 shares of stock. At the time of the sale of the corporate shell on April 12, 1996, there were 2,655,726 shares of stock issued and outstanding. Immediately after the sale, 47,344,274 shares were issued bringing the total issued and outstanding shares to 50,000,000. The Articles of Incorporation were amended to change the par value from $.001 per share to no par. All references in the accompanying financial statement and notes to the per share amounts have been restated to reflect the change in par value.


5.   SUBSEQUENT EVENTS

     On or about June 23, 1997, a written offer to purchase the Company was entered into.



                                                                     (Concluded)