Form 10QSB
period 1997-03-31
INNOVEST CAPITAL SOURCES CORP
filed 1997-11-06
CIK 827082

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


                 for the quarterly period ending: March 31, 1997


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

As of March 31, 1997, the aggregate number of shares held by non-affiliates was approximately 2,061,000 shares. Due to the limited market for the Company securities, no estimate is being supplied herewith of the market value for such securities.

As of March 31, 1997, the number of shares outstanding of the Registrant's Common Stock was 49,836,000.

          Telco Communications, Inc. March 31, 1997 Form 10-KSB   Page 1

                          PART I: FINANCIAL INFORMATION
--------------------------------------------------------------------------------



                          Item 1. Financial Statements

     As of March 31, 1997, Management reports the financial information per attachemt hereto.


                 Item 2. Management's Discussion and Analysis of
                 Financial Condition and Results of Operations9

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

                                      None

                     Item 3. Defaults Upon Senior Securities

                                      None

            Item 4. Submission of Matters to Vote of Security Holders

     On January 15, 1997, a Majority of Shareholders met and resolved to re-elect existing directors and to elect James G. Mitchell additional Director, and to authorize a change of the name of the Corporation to Innovest Capital Sources, Corporation. On the advise of Special Counsel, these actions are deemed to be informal and advisory only, and not the official acts of the Issuer, pending approval by Shareholders at a Meeting of Shareholders duly called upon notice, and further pending appropriate compliance with ss.14 of the Securities Exchange Act of 1934. Counsel advised that the Board could appoint a third Director, to serve until the next shareholders meeting.



          Telco Communications, Inc. March 31, 1997 Form 10-KSB   Page 2

                            Item 5. Other Information

     During the Quarter covered by this Report, the Company had and has no current business, and has had no operations since its emergence from Bankruptcy in 1994. During the period from April 1994 until the end of the current quarter Management has been engaged in the search for new business opportunities without material results. The Issuer continues to seek new business opportunities, including business combinations, associations, joint venture, merger and/or acquisition programs to achieve profitability for shareholders.

                    Item 6. Exhibits and Reports on Form 8-K

     During the Quarter covered by this Report, the Company filed no Report(s) on Form 8-K



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter ended March 31, 1997, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


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






--------------------------                            --------------------------
Miller L. Mays III                                             Karl E. Rodriguez
PRESIDENT/DIRECTOR                                           SECRETARY/TREASURER

          Telco Communications, Inc. March 31, 1997 Form 10-KSB   Page 3

                                   Attachment

                              FINANCIAL STATEMENTS























          Telco Communications, Inc. March 31, 1997 Form 10-KSB   Page 4

                      INNOVEST CAPITAL SOURCES CORPORATION
                           BALANCE SHEETS (UNAUDITED)
              for the fiscal years ended December 31, 1996 and 1995
                  and for the Three Months ended March 31, 1997



                                                             March 31,        December 31,
                                                            ----------   ----------------------
                                                              1997         1996        1995
                                                            ----------   ----------  ----------

                                     ASSETS



       Total Current Assets                                 $    -0-     $    -0-    $    -0-


                                                            $    -0-     $    -0-    $    -0-
                                                            ==========   ==========  ==========


                       LIABILITIES & STOCKHOLDERS' EQUITY



Common Stock, $.001 par value; authorized 50,000,000
   shares; issued and outstanding, 2,061,000 shares
   and 49,836,000 shares                                       49,836       49,836        2061

Additional Paid-In Capital                                     51,895       51,895      99,670

Accumulated Surplus (Deficit)                                (101,731)    (101,731)   (101,731)
                                                            ----------   ----------  ----------

Total Stockholders' Equity                                      -0-          -0-         -0-
                                                            ----------   ----------  ----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $    -0-     $    -0-    $    -0-
                                                            ==========   ==========  ==========




                   The accompanying notes are an integral part
                         of these financial statements.

                      INNOVEST CAPITAL SOURCES CORPORATION
             STATEMENTS OF LOSS AND ACCUMULATED DEFICIT (UNAUDITED)
              for the fiscal years ended December 31, 1995 and 1994
                  and for the Three Months ended March 31, 1997




                                             March 31,        December 31,
                                            ----------   ----------------------
                                              1997         1996        1995
                                            ----------   ----------  ----------

    Revenues                                $    -0-     $    -0-    $    -0-
                                            ----------   ----------  ----------

    Total Expenses                          $    -0-     $    -0-    $    -0-
                                            ----------   ----------  ----------

    Net Income (Loss)                       $    -0-     $    -0-    $    -0-
                                            ==========   ==========  ==========

    Loss per Share                          $    -0-     $    -0-    $    -0-
                                            ==========   ==========  ==========



                   The accompanying notes are an integral part
                         of these financial statements.

                      INNOVEST CAPITAL SOURCES CORPORATION
                       STATEMENTS OF CASH FLOW (UNAUDITED)
              for the fiscal years ended December 31, 1996 and 1995
                  and for the Three Months ended March 31, 1997




                                             March 31,        December 31,
                                            ----------   ----------------------
                                              1997         1996        1995
                                            ----------   ----------  ----------
Operating Activities

    Net Income (Loss)                       $    -0-     $    -0-    $    -0-

Total working capital (used)                     -0-          -0-         -0-

Increase (Decrease) in
    working capital                         $    -0-     $    -0-    $    -0-
                                            ==========   ==========  ===========





                   The accompanying notes are an integral part
                         of these financial statements.

                      INNOVEST CAPITAL SOURCES CORPORATION
                   STATEMENT OF STOCKHOLDERS' (DEFICIT) EQUITY for the period from inception (December 9, 1987) through December 31, 1987, for the years ended December 31, 1988 through December 31, 1996 and for the three month period ended March 31, 1997


                                                           Common Stock                                                 Total Stock-
                                                 -----------------------------      Additional          Accumulated       holders'
                                                  Number of           Par              Paid-In             Surplus         Equity
                                                    Shares            Value            Capital            (Deficit)       (Deficit)
                                                 -----------       -----------       -----------       -----------       -----------

Inception (December 9, 1987)                               0       $         0       $         0       $         0       $         0

Inception through December
31, 1987: Stock issued for
cash and services                                  2,500,000             2,500             2,500                               5,000

Cancellation of shares to meet
dilution requirements of offering                 (1,700,000)           (1,700)            1,700

Shares transferred to legal
counsel                                                                                       62

Shares issued in public offering                   1,261,000             1,261           124,839

Costs of public offering                                                                 (29,531)

Net loss                                                                                                      (212)
                                                 -----------       -----------       -----------       -----------       -----------
Balances, December 31, 1988                        2,061,000             2,061            99,570              (212)          101,419

Warrants issued                                                                              100

Net loss                                                                                                   (21,509)
                                                 -----------       -----------       -----------       -----------       -----------
Balances, December 31, 1989                        2,061,000             2,061            99,670           (21,721)           80,010

Year ended December 31, 1990                       2,061,000             2,061            99,670           (21,721)           80,010

Year ended December 31, 1991                       2,061,000             2,061            99,670           (21,721)           80,010

Year ended December 31, 1992                       2,061,000             2,061            99,670           (21,721)           80,010

Year ended December 31, 1993                       2,061,000             2,061            99,670           (21,721)           80,010

Write-Off of bad debt                                                                                      (80,010)
                                                 -----------       -----------       -----------       -----------       -----------
Year ended December 31, 1994                       2,061,000             2,061            99,670          (101,731)                0

Year ended December 31, 1995                       2,061,000             2,061            99,670          (101,731)                0

Shares issued upon emergence
from Chapter 7 Bankruptcy                         47,775,000            47,775           (47,775)
                                                 -----------       -----------       -----------       -----------       -----------
Year ended December 31, 1996                      49,836,000            49,836            51,895          (101,731)                0

Balances, March 31, 1997                          49,836,000       $    49,836       $    51,895       $  (101,731)      $         0
                                                 ===========       ===========       ===========       ===========       ===========



                   The accompanying notes are an integral part
                         of these financial statements.

                           TELCO COMMUNICATIONS, INC.
                          NOTES TO FINANCIAL STATEMENTS
   for the period from inception (December 9 1987) through December 31, 1987, for the years ended December 31, 1988 through 1996
                  and for the three months ended March 31, 1997



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


                                    page F-7

                          Telco Communications, Inc..
                         Notes to Financial Statements
                   December 9,1987 through December 31, 1987,
             and for the years ended December 31, 1988 through 1996
                  and for the three months ended March 31, 1997
                                    continued


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