Form 10QSB
period 1997-06-30
INNOVEST CAPITAL SOURCES CORP
filed 1997-11-06
CIK 827082

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


                 for the quarterly period ending: June 30, 1997


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

As of June 30, 1997, the aggregate number of shares held by non-affiliates was approximately 2,061,000 shares. Due to the limited market for the Company securities, no estimate is being supplied herewith of the market value for such securities.

As of June 30, 1997, the number of shares outstanding of the Registrant's Common Stock was 49,836,000.

           Telco Communications, Inc. June 30, 1997 Form 10-KSB   Page 1

                          PART I: FINANCIAL INFORMATION
--------------------------------------------------------------------------------



                          Item 1. Financial Statements

     As of June 30, 1997, Management reports the financial information per attachemt hereto.


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

                                      None

                     Item 3. Defaults Upon Senior Securities

                                      None

            Item 4. Submission of Matters to Vote of Security Holders

                                      None

                            Item 5. Other Information

     During the Quarter covered by this Report, the Company had and has no current business, and has had no operations since its emergence from Bankruptcy in 1996. During the period from April 1996 until the end of the current quarter Management has been engaged in the search for new business opportunities without material results. The Issuer continues to seek new business opportunities, including business

           Telco Communications, Inc. June 30, 1997 Form 10-KSB   Page 2
combinations, associations, joint venture, merger and/or acquisition programs to achieve profitability for shareholders.

                    Item 6. Exhibits and Reports on Form 8-K

     During the Quarter covered by this Report, the Company filed a Report on Form 8-K, erroneously dated March 11, 1994, but actually filed and reporting as of June 12, 1996, and reporting emergence from Bankruptcy, as repeated in Item 2 of Part I.



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter ended June 30, 1997, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


Dated: July 30, 1997


                           Telco Communications, Inc.

                        formerly Cody Capital Corporation


                                       by






-------------------------------                 --------------------------------
Miller L. Mays III             James G. Mitchell               Karl E. Rodriguez
PRESIDENT/DIRECTOR                  DIRECTOR                 SECRETARY/TREASURER

           Telco Communications, Inc. June 30, 1997 Form 10-KSB   Page 3

                                   Attachment

                              FINANCIAL STATEMENTS











           Telco Communications, Inc. June 30, 1997 Form 10-KSB   Page 4

G
 &
  M







                      INNOVEST CAPITAL SOURCES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)


                               FINANCIAL STATEMENT
                                       AND
                          INDEPENDENT AUDITORS' REPORT



                         SIX MONTHS ENDED JUNE 30, 1997

                        [LETTERHEAD OF GREEN & MCELREATH]




                          INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders
Innovest Capital Sources Corporation
Kenner, Louisiana

We have audited the accompanying balance sheet of Innovest Capital Sources Corporation (a development stage company) as of June 30, 1997, and the related statements of operations, shareholders' equity, and cash flows for the six months ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innovest Capital Sources Corporation as of June 30, 1997, and the results of its operations and its cash flows for the six months ended June 30, 1997, in conformity with generally accepted accounting principles.


October 21, 1997




                                             /s/ Green & McElreath

                      INNOVEST CAPITAL SOURCES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  JUNE 30, 1997





                              ASSETS

Value in excess of amounts
   allocable to identifiable assets                                     $ 1,000
                                                                        -------

    Total assets                                                        $ 1,000
                                                                        =======




                LIABILITIES AND SHAREHOLDERS' EQUITY

Accrued consulting fees                                                 $ 2,400
                                                                        -------

   Total liabilities                                                      2,400
                                                                        -------



Common stock                                                              1,000
Deficit accumulated during
   the development stage                                                 (2,400)
                                                                        -------

   Total shareholders' equity                                            (1,400)
                                                                        -------

   Total liabilities and shareholders' equity                           $ 1,000
                                                                        =======


                       See notes to financial statements.

                      INNOVEST CAPITAL SOURCES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                            STATEMENTS OF OPERATIONS
                       SIX MONTHS ENDED JUNE 30, 1997 AND
                    CUMULATIVE TOTALS SINCE DATE OF INCEPTION


                                                                      Cumulative
                                                                        Totals
                                                                         Since
                                                       June 30,         Date of
                                                         1997          Inception
                                                       -------        ----------

Revenues                                               $  --            $  --

Expenses - consulting fees                               2,400            2,400
                                                       -------        ----------

Loss before income taxes                                (2,400)          (2,400)

Income taxes                                              --               --
                                                       -------        ----------

Net loss                                               $(2,400)         $(2,400)
                                                       =======        ==========


                       See notes to financial statements.

                      INNOVEST CAPITAL SOURCES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENTS OF CASHFLOWS
                       SIX MONTHS ENDED JUNE 30, 1997 AND
                    CUMULATIVE TOTALS SINCE DATE OF INCEPTION


                                                                      Cumulative
                                                                        Totals
                                                                         Since
                                                       June 30,         Date of
                                                         1997          Inception
                                                       -------        ----------

CASHFLOWS PROVIDED
  BY OPERATING ACTIVITIES-                             $  --            $  --

CASHFLOWS PROVIDED
  BY INVESTING ACTIVITIES -                               --               --

CASHFLOWS PROVIDED
  BY FINANCING ACTIVITIES -                               --               --
                                                       -------          -------

NET INCREASE IN CASH                                      --               --

CASH AT BEGINNING OF PERIOD                               --               --
                                                       -------          -------

CASH AT END OF PERIOD                                  $  --            $  --
                                                       =======          =======




RECONCILIATION OF NET LOSS TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
    Net loss                                           $(2,400)         $(2,400)

    Adjustments to reconcile net loss to net cash provided by operating activities:

      Increase in accruals                               2,400            2,400
                                                       -------          -------

NET CASH PROVIDED BY OPERATING ACTIVITES               $  --            $  --
                                                       =======          =======




                       See notes to financial statements.

                      INNOVEST CAPITAL SOURCES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF SHAREHOLDERS' EQUITY
                         FROM INCEPTION (APRIL 12, 1996)
                              THROUGH JUNE 30, 1996


                                                                      Deficit
                                                                     Accumulated
                                              Common Stock,          During the
                                         ------------------------    Development
                                           Shares        Amount        Stage
                                         ----------    ----------    ----------

Stock purchased from
   bankruptcy estate                      2,655,726    $    1,000    $     --

Additional issuance                      47,344,374          --            --
                                         ----------    ----------    ----------

Balances at December 31, 1996            50,000,000         1,000          --

Net loss                                       --            --          (2,400)
                                         ----------    ----------    ----------

Balances at June 30, 1997                50,000,000    $    1,000    $   (2,400)
                                         ==========    ==========    ==========


                        See notes to financial statements

                      INNOVEST CAPITAL SOURCES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 1997




1.   BASIS OF PRESENTATION

     Innovest Capital Sources Corporation (the "Company"), was incorporated under the name of Cody Capital Corporation under the laws of the State of Colorado on December 9, 1987. The Company completed a public offering in 1988. In 1989, Cody Capital Corporation acquired all of the issued and outstanding stock of Telco of Baton Rouge, Inc. and changed its name to Telco Communications, Inc. In 1994, the Company filed for Chapter 11 Bankruptcy protection. A short time later, the Bankruptcy Court converted the case from Chapter 11 to Chapter 7. As a result, a Trustee was placed in control of the affairs of the Company and replaced the Board of Directors. On April 12, 1996, (the date of inception), the Trustee of the bankruptcy estate sold the corporate shell of the Company for $1,000 cash, resulting in a new reporting entity. The sale was free and clear of all assets, liabilities and claims of any kind. At the time of the sale, the Company was in liquidation and had no business operations. On January 15, 1997, the corporate name was changed to Innovest Capital Sources Corporation.

     The Company recognizes income and expenses on the accrual basis of accounting.

     The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


2.   INCOME TAXES

     Deferred income taxes are reported for temporary differences between items of income or expense reported in the financial statements and those reported for income tax purposes. The Company incurred a net operating loss for the six months ended June 30, 1996, of $2,400. This net operating loss, which will begin to expire in the year 2012, does not create a deferred tax asset pending demonstration of the Company's future profitability.


                                                                     (Continued)

                      INNOVEST CAPITAL SOURCES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENTS
                         SIX MONTHS ENDED JUNE 30, 1996




3.   INCOME TAXES (CONTINUED)

     The amount of the deferred tax asset is $816. The valuation allowance that offsets the deferred tax asset is $816.


4.   GOING CONCERN

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


5.   COMMON STOCK

     The Corporation is authorized to issue 50,000,000 shares of stock. At the time of the sale of the corporate shell on April 12, 1996, there were 2,655,726 shares of stock issued and outstanding. Immediately after the sale, 47,344,274 shares were issued bringing the total issued and outstanding shares to 50,000,000. The Articles of Incorporation were amended to change the par value from $.001 per share to no par. All references in the accompanying financial statements and notes to the per share amounts have been restated to reflect the change in par value.


6.   SUBSEQUENT EVENTS

     On or about June 23, 1997, a written offer to purchase the Company was entered into.