Form 10QSB
period 1997-09-30
INNOVEST CAPITAL SOURCES CORP
filed 1997-11-06
CIK 827082

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


               for the quarterly period ending: September 30, 1997


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

As of September 30, 1997, the aggregate number of shares held by non-affiliates was approximately 2,655,726 shares. Due to the limited market for the Company securities, no estimate is being supplied herewith of the market value for such securities.

As of September 30, 1997, the number of shares outstanding of the Registrant's Common Stock was 50,000,000.

        Telco Communications, Inc. September 30, 1997 Form 10-QSB   Page 1

                          PART I: FINANCIAL INFORMATION
--------------------------------------------------------------------------------



                          Item 1. Financial Statements

     As of September 30, 1997, Management reports the financial information per attachment hereto.


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

                                      None

                     Item 3. Defaults Upon Senior Securities

                                      None

            Item 4. Submission of Matters to Vote of Security Holders

                                      None

                            Item 5. Other Information

     During the Quarter covered by this Report, the Company had and has no current business, and has had no operations since its emergence from Bankruptcy in 1996. During the period from April 1996 until the end of the current quarter Management has been engaged in the search for new business opportunities without material results. The Issuer continues to seek new business opportunities, including business

        Telco Communications, Inc. September 30, 1997 Form 10-QSB   Page 2
combinations, associations, joint venture, merger and/or acquisition programs to achieve profitability for shareholders. The Issuer is in the process of changing its name to Innovest Capital Sources Corporation and amending its articles to change the par value to "no par".

                    Item 6. Exhibits and Reports on Form 8-K

     No reports on Form 8-K were made during the period covered by this Quarterly Report.



                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter ended September 30, 1997, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


Dated: September 30, 1997


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






--------------------------                            --------------------------
Miller L. Mays III                                             Karl E. Rodriguez
PRESIDENT/DIRECTOR                                           SECRETARY/TREASURER


        Telco Communications, Inc. September 30, 1997 Form 10-QSB   Page 3

                                   Attachment

                              FINANCIAL STATEMENTS












        Telco Communications, Inc. September 30, 1997 Form 10-QSB   Page 4

                      INNOVEST CAPITAL SOURCES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)


                               FINANCIAL STATEMENT
                                       AND
                          INDEPENDENT AUDITORS' REPORT



                      NINE MONTHS ENDED SEPTEMBER 30, 1997

                      INNOVEST CAPITAL SOURCES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                               SEPTEMBER 30, 1997





                              ASSETS

Value in excess of amounts
   allocable to identifiable assets                                     $ 1,000
                                                                        -------

    Total assets                                                        $ 1,000
                                                                        =======




               LIABILITIES AND SHAREHOLDERS' EQUITY

Accrued consulting fees                                                 $ 2,400
                                                                        -------

   Total liabilities                                                      2,400



Common stock                                                              1,000
Deficit accumulated during
   the development stage                                                 (2,400)

   Total shareholders' equity                                            (1,400)

   Total liabilities and shareholders' equity                           $ 1,000
                                                                        =======


                        See notes to financial statement.

                      INNOVEST CAPITAL SOURCES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                    NINE MONTHS ENDED SEPTEMBER 30, 1997 AND
                    CUMULATIVE TOTALS SINCE DATE OF INCEPTION


                                                                      Cumulative
                                                                        Totals
                                                                        Since
                                                       Sep. 30,         Date of
                                                         1997         Inception
--------------------------------------------------------------        ----------

Revenues                                               $  --            $  --

Expenses - consulting fees                               2,400            2,400
                                                       -------          -------

Loss before income taxes                                (2,400)          (2,400)

Income taxes                                              --               --
                                                       -------          -------

Net loss                                               $(2,400)         $(2,400)
                                                       =======          =======


                        See notes to financial statement.

                      INNOVEST CAPITAL SOURCES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASHFLOWS
                    NINE MONTHS ENDED SEPTEMBER 30, 1997 AND
                    CUMULATIVE TOTALS SINCE DATE OF INCEPTION


                                                                      Cumulative
                                                                        Totals
                                                                        Since
                                                         Sep. 30,       Date of
                                                           1997       Inception
-----------------------------------------------------------------     ----------

CASHFLOWS PROVIDED
  BY OPERATING ACTIVITIES-                                $  --         $  --

CASHFLOWS PROVIDED
  BY INVESTING ACTIVITIES -                                  --            --

CASHFLOWS PROVIDED
  BY FINANCING ACTIVITIES -                                  --            --
                                                          -------       -------

NET INCREASE IN CASH                                         --            --

CASH AT BEGINNING OF PERIOD                                  --            --
                                                          -------       -------

CASH AT END OF PERIOD                                     $  --         $  --
                                                          =======       =======



RECONCILIATION OF NET LOSS TO NET CASH
  PROVIDED BY OPERATING ACTIVITIES:
    Net loss                                              $(2,400)      $(2,400)

    Adjustments  to  reconcile  net  loss
      to net  cash  provided  by  operating
      activities:

      Increase in accruals                                  2,400         2,400
                                                          -------       -------

NET CASH PROVIDED BY OPERATING ACTIVITES                  $  --         $  --
                                                          =======       =======




                        See notes to financial statement.

                      INNOVEST CAPITAL SOURCES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF SHAREHOLDERS' EQUITY
                         FROM INCEPTION (APRIL 12, 1996)
                           THROUGH SEPTEMBER 30, 1996


                                                                       Deficit
                                                                     Accumulated
                                               Common Stock,         During the
                                         ------------------------    Development
                                           Shares        Amount         Stage
                                         ----------    ----------    ----------

Stock purchased from
   bankruptcy estate                      2,655,726    $    1,000    $     --

Additional issuance                      47,344,374          --            --
                                         ----------    ----------    ----------

Balances at December 31, 1996            50,000,000         1,000          --

Net loss                                       --            --          (2,400)
                                         ----------    ----------    ----------

Balances at September 30, 1997           50,000,000    $    1,000    $   (2,400)
                                         ==========    ==========    ==========


                        See notes to financial statement.

                      INNOVEST CAPITAL SOURCES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENT
                      NINE MONTHS ENDED SEPTEMBER 30, 1997




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


1.   INCOME TAXES

     Deferred income taxes are reported for temporary differences between items of income or expense reported in the financial statement and those reported for income tax purposes. The Company incurred a net operating loss for the six months ended June 30, 1996, of $2,400. This net operating loss, which will begin to expire in the year 2012, does not create a deferred tax asset pending demonstration of the Company's future profitability.



                                                                     (Continued)

                      INNOVEST CAPITAL SOURCES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                          NOTES TO FINANCIAL STATEMENT
                      NINE MONTHS ENDED SEPTEMBER 30, 1996




1.   INCOME TAXES (CONTINUED)

     The amount of the deferred tax asset is $816. The valuation allowance that offsets the deferred tax asset is $816.


1.   GOING CONCERN

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


1.   COMMON STOCK

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


1.   SUBSEQUENT EVENTS

     On or about June 23, 1997, a written offer to purchase the Company was entered into.