Form 10QSB
period 1998-06-30
INNOVEST CAPITAL SOURCES CORP
filed 1998-07-30
CIK 827082

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


                 for the quarterly period ending: June 30, 1998


--------------------------------------------------------------------------------

                      Innovest Capital Sources Corporation

                       formerly Telco Communications, Inc.

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

Securities registered pursuant to Section 12(g) of the Act:     None


Yes [ ] No[x] (Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

Not [X] (Indicate by check mark whether if disclosure of delinquent filers (ss.229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

As of June 30, 1998, the aggregate number of shares held by non-affiliates was approximately 2,930,726 shares. Due to the limited market for the Company securities, no estimate is being supplied herewith of the market value for such securities.

As of June 30, 1998, the number of shares outstanding of the Registrant's Common Stock was 50,000,000.

      Innovest Capital Sources Corporation June 30, 1998 Form 10-QSB      Page 1

                          PART I: FINANCIAL INFORMATION
--------------------------------------------------------------------------------

                          Item 1. Financial Statements

      As of June 30, 1998, Management reports the financial information per attachment hereto.

                  Item 2. Management's Discussion and Analysis
                 or Plan of Operation and Results of Operations

     The Issuer has no current business, and has had no operations in the last two fiscal years. The Issuer has no capital resource and no liquidity. The Company has been in the development stage since April 12, 1996, the date the Trustee of the Bankruptcy estate sold the corporate shell. The company has seeking new business opportunities, including business combinations, associations, joint ventures, merger and /or acquisition programs to achieve profitability for the shareholders. Theses factors raise issues about the company's ability to continue as a going concern. The issuer will require additional funds or forbearance from consultants to satisfy its cash requirements for the beyond the next twelve months. As reflected in the comparison of the Issuer's financial statements for the years ended December 31, 1997, with those of year end 1996, the shareholders equity has deceased from zero to a negative 168,675, by reason of an accumulated deficit which increased in the last fiscal year. As of the end of this Quarter, the deficit has increased to $211,288. Current expenses consist of professional fees, there being no other operational expenses.

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

                                      None

                     Item 3. Defaults Upon Senior Securities

                                      None

            Item 4. Submission of Matters to Vote of Security Holders

                                      None

                            Item 5. Other Information

     During the Quarter covered by this Report, the Company had and has no current business, and has had no operations since its emergence from Bankruptcy in 1996. During the period from April 1996 until the end of the current quarter Management has been engaged in the search for new business opportunities without material results. The Issuer continues to seek new business opportunities, including business combinations, associations, joint venture, merger and/or acquisition programs to achieve profitability for shareholders. The Issuer has changed its name to Innovest Capital Sources Corporation and amending its articles to change the par value to "no par".

                    Item 6. Exhibits and Reports on Form 8-K

     No reports on Form 8-K were made during the period covered by this Quarterly Report.

      Innovest Capital Sources Corporation June 30, 1998 Form 10-QSB      Page 2

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter ended June 30, 1998, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


Dated: June 30, 1998


                           Telco Communications, Inc.

                        formerly Cody Capital Corporation


                                       by





/s/                                           /s/
----------------------------------            ----------------------------------
Miller L. Mays III                                             Karl E. Rodriguez
PRESIDENT/DIRECTOR                                           SECRETARY/TREASURER

      Innovest Capital Sources Corporation June 30, 1998 Form 10-QSB      Page 3

                                   Attachment

                         UN-AUDITED FINANCIAL STATEMENTS

                                  June 30, 1998

      Innovest Capital Sources Corporation June 30, 1998 Form 10-QSB      Page 4

                      INNOVEST CAPITAL SOURCES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                  JUNE 30, 1998


                                                                       June 30,
                                                                        1998
                                                                      ---------

                                     ASSETS

Intangible asset - value in excess of amounts
    alocable to identifiable assets                                   $   1,000
Impairment of intangible asset                                           (1,000)
Deferred tax asset                                                         --
                                                                      ---------

          Total assets                                                $    --
                                                                      =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Accrued professional fees                                             $  74,638
Accrued intrest expense                                                   2,240
Note payable                                                            134,410
                                                                      ---------

          Total liabilities                                             211,288
                                                                      ---------

Common stock, no par, 50,000,000 shares authorized,
    issued and outstanding                                                1,000
Deficit accumulated during the development stage                       (212,288)
                                                                      ---------

          Total shareholders' equity                                   (211,288)
                                                                      ---------

          Total liabilities and shareholders' equity                  $    --
                                                                      =========



                   The accompanying notes are an integral part
                         of these financial statements.

      Innovest Capital Sources Corporation June 30, 1998 Form 10-QSB      Page 5

                      INNOVEST CAPITAL SOURCES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                       FOR THE PERIOD ENDED JUNE 30, 1998
                           AND CUMULATIVE TOTALS SINCE
                                DATE OF INCEPTION


                                                                     Cumulative
                                                                       Totals
                                                                       Since
                                                    June 30,          Date of
                                                      1998           Inception
                                                   ----------       -----------

Revenues                                                  -0-               -0-
                                                   ----------       -----------

Expenses
   Interest expense                                       -0-            (2,240)
   Professional fees                                  (42,613)         (209,048)
   Impairment of intangible asset                         -0-            (1,000)
                                                   ----------       -----------

Income before income taxes                                -0-          (212,288)

Income taxes                                              -0-              --
                                                   ----------       -----------

Net Loss                                              (42,613)         (212,288)
                                                   ==========       ===========


Net loss per share                                    (.00085)          (.00425)
                                                   ==========       ===========


Weighted average number of
common shares outstanding                          50,000,000        50,000,000
                                                   ==========       ===========


      Innovest Capital Sources Corporation June 30, 1998 Form 10-QSB      Page 6

                      INNOVEST CAPITAL SOURCES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF SHAREHOLDERS' EQUITY
                         FROM INCEPTION (APRIL 12, 1996)
                                TO JUNE 30, 1998


                                                                       Deficit
                                                                     Accumulated
                                                                     During the
                                                Common Stock         Development
                                           -------------------------------------
                                             Shares       Amount        Stage
                                           ----------   ----------   ----------
Stock issued and outstanding
      on April 12, 1996, the date
      the corporate shell was separated
      from the bankruptcy estate           50,000,000   $    1,000         --

Net loss                                         --           --     $   (1,000)
                                           ----------   ----------   ----------

Balances at December 31, 1996              50,000,000        1,000       (1,000)

Net loss                                         --           --       (211,288)
                                           ----------   ----------   ----------

Balances at December 31, 1997              50,000,000        1,000     (212,288)

Balances at June 30, 1998                  50,000,000        1,000     (212,288)
                                           ==========   ==========   ==========

      Innovest Capital Sources Corporation June 30, 1998 Form 10-QSB      Page 7

                      INNOVEST CAPITAL SOURCES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                       FOR THE PERIOD ENDED JUNE 30, 1998
                           AND CUMULATIVE TOTALS SINCE
                                DATE OF INCEPTION


                                                                      Cumulative
                                                                        Totals
                                                                        Since
                                                          June 30,     Date of
                                                            1998      Inception
                                                         ---------    ---------

Cash flows provided by operating activities              $    --      $    --

Cash flows provided by investing activities                   --           --

Cash flows provided by financing activities                   --           --
                                                         ---------    ---------

Net increase in cash                                          --           --

Cash at beginning of period                              $    --      $    --
                                                         ---------    ---------

Cash at end of period                                    $    --      $    --
                                                         =========    =========


Reconciliation of net loss to net cash flows
   provided by operating activities:
      Net loss                                           $ (42,613)   $(212,288)
      Adjustments to reconcile net loss to cash
              provided by operating activities
                    Accrued interest expense                  --          2,240
                    Accrued rofessional fees                42,613      209,048
                    Impairment of intangible asset            --          1,000
                                                         ---------    ---------

Cash flows provided by operating activities              $    --      $    --
                                                         =========    =========


      Innovest Capital Sources Corporation June 30, 1998 Form 10-QSB      Page 8

INNOVEST CAPITAL SOURCES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENT
PERIOD ENDED JUNE 30, 1997


1.   BASIS OF PRESENTATION

Innovest Capital Sources Corporation ("the Company") was incorporated as Cody Capital Corporation, a Colorado corporation, on December 9, 1987. The Company completed a public offering in 1988. In 1989, Telco of Baton Rouge, Inc. was acquired and merged into Cody Capital Corporation, and the Company changed its name to Telco Communications, Inc.

In 1994, the Company filed for Chapter 11-bankruptcy protection, which was subsequently converted to Chapter 7 status by the Bankruptcy Court ("the Court"). As a result a Trustee was placed in control of the affairs of the company. On March 26, 1997, upon motion by the Trustee, the Court ordered that the corporate shell be sold to Miller L. Mays III ("Mays"). Prior to the sale to Mays, three former convertible debenture holders converted their holdings to common stock, which resulted in the issuance of an additional 275,000 shares, and brought the total number of outstanding shares to 2, 930,226. Mays acquired a majority ownership interest in the Company by purchasing from the trustee all the authorized but unissued common shares (47,069,774 shares) for $1,000. Under the direction of the Court, all assets, liabilities and business operations remained in the bankruptcy estate, and all prior shareholders of record remained shareholders subsequent to the sale. The corporate shell was separated from the bankruptcy estate immediately following the sale. The sale occurred on April 12, 1996, which is the date of inception for the Company under audit.

On January 15, 1997, the corporate name was changed to Innovest Capital Sources Corporation.

The Company recognizes income and expenses on the accrual basis of accounting.

The Company considers all highly liquid investments with maturities of three months or less to be cash equivalents.

The fair value of the Company's financial instruments which consist primarily of accrued professional fees and a note payable approximate the carrying amounts as reported in the balance sheet. Management does not believe the carrying amounts are impaired.

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could vary from the estimates that were used.

The office of the Company is located in Kenner, Louisiana. The Company has no employees or facilities. The records are maintained by the President at no expense to the Company

The Company has not generated revenues from operations nor is there any assurance of significant revenues in the future. Affiliated entities have offered to loan the company the necessary funds to cover any cash flow requirements for the next twelve months. The Company is actively pursuing various other funding options, including equity offerings, business combinations, corporate alliances, or a combination of these methods. There can be no assurance that the Company will successfully complete the transition from a development stage company to profitability.

      Innovest Capital Sources Corporation June 30, 1998 Form 10-QSB      Page 9

2.   INCOME TAXES

Deferred income taxes are reported for temporary differences between items of income or expense reported in the financial statements and those reported for income tax purposes. The expense entitled "impairment of intangible asset" is a permanent book/tax difference, and thus will not result in a current or deferred tax benefit or asset. At December 31, 1997, the Company had available a net operating loss carryforward of approximately $168,675, which will expire in 2013. Any future deferred tax asset will be offset by a valuation allowance until such time as the Company demonstrates future profitability. At December 31, 1997, the principal component of the deferred tax asset is as follows:

         Net operating loss carryforward             $  57,350
         Valuation allowance                           (57,350)
                                                     ---------

         Net Deferred tax asset                      $     -

3.   COMMON STOCK

The Corporation is authorized to issue 50,000,000 shares of one class of common stock. The Articles of Incorporation were amended on August 31, 1997, to change the par value from $.001 per share to no par. All references in the accompanying financial statements and notes to the per share amounts have been restated to reflect the change in par value.

4.   SUBSEQUENT EVENTS AND RELATED PARTIES

In June 1996, the Company filed a Form 8-K with the Securities and Exchange Commission relative to agreements reached with mortgage market, Inc., Surgimetrics USA and Telco Holding Corporation. Subsequently, a final agreement among the parties could not be reached and the agreements were terminated.

On or about June 23, 1997, a written "offer to purchase" the Company was entered into with Solar Energy Limited. On or about October 1, 1997, a "letter of intent" was entered into to effectuate an acquisition and merger of the Company and Solar Energy Limited. In February 1998, management determined that a final agreement could not be reached and the agreement was terminated.

In November 1997, Intrepid International S.A. ("Intrepid"), a Panamanian corporation, acquired 84.60% of the outstanding stock of the Company by acquiring 42,300,000 shares of the Company's outstanding common stock from Mays. This resulted in a change of control of the company.

In 1997, the Company retained Intrepid for its investment banking, legal and financial services. The services to be performed include public and shareholder relations, audit coordination, certificate and transfer coordination, coordination of relationships with market makers and broker dealers in the securities of the Company and various other consulting services. Additionally, Intrepid will assist in the preparation and coordination of annual quarterly and current filings as may be required pursuant to the Securities and Exchange Act of 1934 and Regulations of the Securities and Exchange Commission promulgated pursuant to the 1934 Act. As of April 10, 1998, the fees incurred by Intrepid totaled $164,366 for services rendered subsequent to June 19, 1997.

On October 15, 1997, the Company issued a note in the amount of $134,410 with 8% interest, due October 15, 1998, to Intrepid for professional services incurred through October 15, 1997. The note is convertible into common stock of the Company at a conversion price of $0.0336 per share.

      Innovest Capital Sources Corporation June 30, 1998 Form 10-QSB     Page 10