Form 10QSB
period 1998-03-31
INNOVEST CAPITAL SOURCES CORP
filed 1998-09-17
CIK 827082

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------


           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


                 for the quarterly period ending: March 31, 1998


--------------------------------------------------------------------------------


                           Telco Communications, Inc.

             to become known as Innovest Capital Sources Corporation

                        formerly Cody Capital Corporation
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

As of March 31, 1998, the aggregate number of shares held by non-affiliates was approximately 2,930,726 shares. Due to the limited market for the Company securities, no estimate is being supplied herewith of the market value for such securities.

As of March 31, 1998, the number of shares outstanding of the Registrant's Common Stock was 50,000,000.

                          PART I: FINANCIAL INFORMATION
--------------------------------------------------------------------------------



                          Item 1. Financial Statements

     As of March 31, 1998, Management reports the financial information per attachment hereto.

                  Item 2. Management's Discussion and Analysis
                 or Plan of Operation and Results of Operations

     The Issuer has no current business, and has had no operations in the last two fiscal years. The Issuer has no capital resource and no liquidity. The Company has been in the development stage since April 12, 1996, the date the Trustee of the Bankruptcy estate sold the corporate shell. The company has seeking new business opportunities, including business combinations, associations, joint ventures, merger and/or acquisition programs to achieve profitability for the shareholders. Theses factors raise issues about the company's ability to continue as a going concern. The issuer will require additional funds or forbearance from consultants to satisfy its cash requirements for the beyond the next twelve months. As reflected in the comparison of the Issuer's financial statements for the years ended December 31, 1997, with those of year end 1996, the shareholders equity has deceased from zero to a negative 168,675, by reason of an accumulated deficit which increased in the last fiscal year.

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

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter ended March 31, 1998, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


Dated: March 31, 1998


                           Telco Communications, Inc.

                        formerly Cody Capital Corporation


                                       by





/s/                                                 /s/
---------------------------                         ----------------------------
Miller L. Mays III                                  Karl E. Rodriguez
President/Director                                  Secretary/Treasurer

                                   Attachment

                         Un-Audited Financial Statements

                                 March 31, 1998

                      INNOVEST CAPITAL SOURCES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                 MARCH 31, 1998




                                                                  March 31,
                                                                    1998
                                                              ----------------

                                     ASSETS

Intangible asset - value in excess of amounts
    alocable to identifiable assets                           $       1,000
Impairment of intangible asset                                       (1,000)
Deferred tax asset                                                    --
                                                              --------------

          Total assets                                        $       --
                                                              ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Accrued professional fees                                     $      32,025
Accrued intrest expense                                               2,240
Note payable                                                        134,410
                                                              --------------

          Total liabilities                                         168,675
                                                              --------------

Common stock, no par, 50,000,000 shares authorized,
    issued and outstanding                                            1,000
Deficit accumulated during the development stage                   (169,675)
                                                              --------------

          Total shareholders' equity                               (168,675)
                                                              --------------

          Total liabilities and shareholders' equity          $       --
                                                              ==============



                   The accompanying notes are an integral part
                         of these financial statements.

                      INNOVEST CAPITAL SOURCES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                       FOR THE PERIOD ENDED MARCH 31, 1998
                           AND CUMULATIVE TOTALS SINCE
                                DATE OF INCEPTION




                                                                         Cumulative
                                                                           Totals
                                                                           Since
                                                   March 31,              Date of
                                                     1998                Inception
                                             --------------------   ------------------
    Revenues                                 $                -0-   $             -0-
                                             --------------------   ------------------

    Expenses
       Interest expense                                       -0-             (2,240)
       Professional fees                                      -0-           (166,435)
       Impairment of intangible asset                         -0-             (1,000)
                                             --------------------   ------------------

    Income before income taxes                                -0-           (169,675)

    Income taxes                                              -0-               --
                                             --------------------   ------------------

    Net Loss                                 $                -0-   $       (169,675)
                                             ====================   ==================


    Net loss per share                       $                -0-   $        (.00339)
                                             ====================   ==================


    Weighted average number of
    common shares outstanding                         50,000,000          50,000,000
                                             ====================   ==================



                   The accompanying notes are an integral part
                         of these financial statements.

                      INNOVEST CAPITAL SOURCES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF SHAREHOLDERS' EQUITY
                         FROM INCEPTION (APRIL 12, 1996)
                                TO MARCH 31 1998





                                                                       Deficit
                                                                     Accumulated
                                               Common Stock           During the
                                          -----------------------    Development
                                           Shares        Amount         Stage
                                          ----------   ----------   ------------
Stock issued and outstanding
      on April 12, 1996, the date
      the corporate shell was separated
      from the bankruptcy estate          50,000,000   $    1,000         --

Net loss                                        --           --     $   (1,000)
                                          ----------   ----------   ----------

Balances at December 31, 1996             50,000,000        1,000       (1,000)

Net loss                                        --           --       (168,675)
                                          ----------   ----------   ----------

Balances at December 31, 1997             50,000,000        1,000     (169,675)

Balances at March 31, 1998                50,000,000        1,000     (169,675)
                                          ==========   ==========   ==========









                   The accompanying notes are an integral part
                         of these financial statements.

                      INNOVEST CAPITAL SOURCES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                       FOR THE PERIOD ENDED MARCH 31, 1998
                           AND CUMULATIVE TOTALS SINCE
                                DATE OF INCEPTION




                                                                   Cumulative
                                                                     Totals
                                                                     Since
                                                       March 31,    Date of
                                                         1998      Inception
                                                      ----------  ------------

Cash flows provided by operating activities           $   --      $    --

Cash flows provided by investing activities               --           --

Cash flows provided by financing activities               --           --
                                                      ---------    -----------

Net increase in cash                                      --           --

Cash at beginning of period                           $   --      $    --
                                                      ---------    -----------

Cash at end of period                                 $   --      $    --
                                                      =========    ===========


Reconciliation of net loss to net cash flows
   provided by operating activities:
      Net loss                                        $   --        $(169,675)
      Adjustments to reconcile net loss to cash
              provided by operating activities
                    Accrued interest expense              --            2,240
                    Accrued rofessional fees              --          166,435
                    Impairment of intangible asset        --            1,000
                                                      ---------    -----------

Cash flows provided by operating activities           $   --      $    --
                                                      =========    ===========







                   The accompanying notes are an integral part
                         of these financial statements.

INNOVEST CAPITAL SOURCES CORPORATION
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENT
PERIOD ENDED MARCH 31, 1997




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

         Net operating loss carryforward             $  57,350
         Valuation allowance                           (57,350)
                                                     ----------

         Net Deferred tax asset                      $    --

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