Form 10KSB
period 1997-12-31
INNOVEST CAPITAL SOURCES CORP
filed 1998-09-21
CIK 827082

FORM 10-KSB

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

--------------------------------------------------------------------------------


[X]  ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(D) OF THE  SECURITIES  EXCHANGE
                           ACT OF 1934 (FEE REQUIRED)

                                       OR

[X]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 or  15(d)  OF THE  SECURITIES
                     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)


--------------------------------------------------------------------------------



                           Telco Communications, Inc.

             to become known as Innovest Capital Sources Corporation

                        formerly Cody Capital Corporation



    Colorado                        33-1933 3-D                     84-1073083
(Incorporation)                 (Commission Number)                (IRS Number)


4 Normandy Drive, Kenner LA       (504) 466-7004                       70065
   (Address of principal         Telephone number                    (Zip Code)
    executive offices)

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

No[ ] (Indicate by check mark whether if disclosure of delinquent filers (ss.229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

As of December 31, 1997, the aggregate number of shares held by non-affiliates was approximately 2,930,726 shares. Due to the limited market for the Company securities, no estimate is being supplied herewith of the market value for such securities.

As of December 31, 1997, the number of shares outstanding of the Registrant's Common Stock was 50,000,000.

                        Exhibit Index is found on page 16

         Telco Communications, Inc. December 31, 1997 Form 10-KSB         Page 1

--------------------------------------------------------------------------------


                                     PART I


--------------------------------------------------------------------------------







         Telco Communications, Inc. December 31, 1997 Form 10-KSB         Page 2

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

     On March 26, 1996, upon motion of the Trustee, the Court ordered that the Corporation be sold to Mr. Miller L. Mays III, with no assets or liabilities attached thereto. The sale was made pursuant to a Bill of Sale perfected on April 12, 1996, pursuant to which Mr. Mays purchased the Corporation for $1,000.00. The Sale was further pursuant to the following Order of March 25, 1996, by Louis M. Phillips, United States Bankruptcy Judge, United States Bankruptcy Court, Middle District of Louisiana, In re: Telco Communications, Inc., case number 91-01261-07: "IT IS ORDERED, ADJUDGED AND DECREED that the trustee is authorized to sell to Miller L. Mays, III, 4 Normandy Drive, Kenner, LA 70065 for the sum of $1,000.00 cash, with no warranty, the corporate shell of Telco Communications, Inc. with all assets and all liabilities to remain in the bankruptcy estate for liquidation by the trustee." Mr. Miller was accordingly appointed and assumed the office of President and Sole Director of the Issuer and appointed Karl E. Rodriguez to serve as Secretary, and additional director. All Directors are to serve until the next meeting of shareholders.

     The Issuer emerged from Bankruptcy with no assets, liabilities and subject to no claims or litigation, and carried an existing shareholder base of 2,655,726 shares and approximately 270 shareholders, and issued an additional 47,069,274 to or for Mr. Mays. In connection with the emergence from Bankruptcy three former convertible debenture holders elected to convert their holdings to common stock, resulting in an additional 275,000 shares, bringing the post-emergence total, issued and outstanding, to the present 50,000,000 shares.

     On January 15, 1997, a Majority of Shareholders met and resolved to re-elect existing directors and to elect James G. Mitchell additional Director. On or about October 3, 1997, James G. Mitchell resigned as director and officer of the issuer, citing the press of other business commitments. On January 15, 1997, a Majority of Shareholders met and resolved to authorize a change of the name of the Corporation to Innovest Capital Sources Corporation. On or about September 25, 1997, the Issuer amended its articles to change the par value to "no par".

     About November 30, 1997, Intrepid International, S.A. (Intrepid), acquired about 90% of the shares owned by Mays, or 42,043,174 shares of the common stock of the Issuer, paying $90,000 for such block of stock, resulting in a change of control of the Issuer, with no change in Management. As of the date of this Report, the Issuer continues to be a development stage company.


         Telco Communications, Inc. December 31, 1997 Form 10-KSB         Page 3

(b)  The Business of Registrant.

     The Issuer has no current business, and has had no operations since its emergence from Bankruptcy in 1996. During the period from April 1996 until the end of the current fiscal year, December 31, 1997, Management has been engaged int the search for new business opportunities without material results. The Issuer continues to seek new business opportunities, including business combinations, associations, joint venture, merger and/or acquisition programs to achieve profitability for shareholders.


                               Item 2. Facilities.

     The Company has no employees or facilities, and enjoys the non-exclusive office services of its Majority Shareholders.


                           Item 3. Legal Proceedings.

     There are no legal proceedings pending against the Company, known or anticipated, as of the preparation of this Report.


          Item 4. Submission of Matters to a Vote of Security Holders.

     None during the period covered by this Annual Report.



         Telco Communications, Inc. December 31, 1997 Form 10-KSB         Page 4

--------------------------------------------------------------------------------


                                     PART II


--------------------------------------------------------------------------------







         Telco Communications, Inc. December 31, 1997 Form 10-KSB         Page 5

            Item 5. Market for Common Equity and Stockholder Matters.


(a)  Market Information.

     The Registrant Company has one class of securities, Common Voting Equity Shares ("Common Stock"). The Company's Securities may be quoted in the over-the-counter market, but there is no current market for them. Quotations for, and transactions in the Securities are capable of rapid fluctuations, resulting from the influence of supply and demand on relatively thin volume, and possibly in response to unsubstantiated rumors. Of the Company's issued and outstanding 50,000,000 shares of Common Stock as of December 31, 1996, all shares, subject to an exception for the 47,069,274 shares believed to be owned by affiliates of the Issuer, may be presently sold in compliance with Rule 144. Rule 144 provides, among other things, and subject to certain limitations, that a person, who is not an affiliate of the Issuer, holding Restricted Securities for a period of two years may sell those securities, free of restriction in brokerage transactions. Further, shares issued pursuant to 1933 Act Registration, again subject to exceptions for affiliate ownership, are not Restricted Securities, and are freely tradeable in brokerage transaction. Affiliates are permitted by Rule 144 to sell affiliate-owned securities (Restricted Securities held for more than one year, and Registered Affiliate Control Securities) in limited amounts. Possible or actual sales of the Company's Common Stock under Rule 144, or otherwise, may have a depressive effect upon the price of the Company's Common Stock. By virtue of the matters and history disclosed in this report, the shares of the Issuer's stock command only a nominal value, and no actual market for the shares of this Issuer can be said to exist.

(b)  Holders.

     Management calculates that the approximate number of holders of the Company's Common Stock, as of December 31, 1997 was approximately 270.

(c)  Dividends.

     No cash dividends have been paid by the Company on its Common Stock and no such payment is anticipated in the foreseeable future.


     Item 6. Management's Discussion and Analysis or Plan of Operation and
                             Results of Operations .

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


         Telco Communications, Inc. December 31, 1997 Form 10-KSB        Page 6

              Item 7. Financial Statements and Supplementary Data.

     Reference is made to Auditors Reports for the periods from April 12, 1996, to December 31, 1998, filed herewith. Those financial statements, attached thereto and filed herewith, are incorporated herein by this reference as though fully set forth herein.


                     Item 8. Change of Registrant's Auditor.

     Frank Chovanetz, CPA, Green & McElreath, 700 Louisiana, Suite 5200, Houston, TX 77002- 2733 has been designated as and remains the Issuer's Independent Auditor, having been engaged on or about August 20, 1997. The Company's previous Audit was conducted by Gandre & Armstrong P.C and dated September 25, 1989. There has been no disagreement or dispute of any kind or sort with any auditor as to any matter.






         Telco Communications, Inc. December 31, 1997 Form 10-KSB         Page 7

--------------------------------------------------------------------------------


                                    PART III


--------------------------------------------------------------------------------









         Telco Communications, Inc. December 31, 1997 Form 10-KSB         Page 8

          Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with ss.16(a) of the Exchange Act.


     a. The Directors and Executive Officers of the Company are set forth below. All Officers and Directors shall serve until the next meeting of shareholders or until their successors be elected or appointed.

Miller L. Mays III      James G. Mitchell(1)                   Karl E. Rodriguez
PRESIDENT/DIRECTOR            DIRECTOR              SECRETARY/TREASURER/DIRECTOR


(1)  Mr. Mitchell resigned as Director on or about October 3, 1997.

     (Please see Exhibit for Biography of Miller L. Mays III)

     (Please see Exhibit for Biography of Karl E. Rodriguez)


     b. Mr. Mays, who acquired control and office in 1996, did not file timely Reports on Form 3, Form 4 or Form 5, with respect to his ownership of 47,000,000 shares, or changes thereof, during 1996 or 1997. Intrepid International, S.A., which acquired 90% of those shares, being 42,300,000 shares, in a non-brokerage transaction, did not file timely Reports on Form 3 or Form 5 during 1997.

     All reports have been filed late.

     On or about January 27, 1998, following the period covered by this report, the Issuer filed its Form 15 to withdraw from the reporting requirements of ss.ss. 13 et seq. of the Securities Exchange AcT of 1934. The Issuer continues to report voluntarily, pursuant to ss. 15(d).


                        Item 10. Executive Compensation.

     None of the Company's Officers or Directors presently receive any compensation.


    Item 11. Security Ownership of Certain Beneficial Owners and Management.


                                  COMMON STOCK

     To the best of Registrant's knowledge and belief the following disclosure presents, as of the date of this report, the total beneficial security ownership of all Directors and Nominees, naming them, and by all Officers and Directors as a group, without naming them, of Registrant, known to or discoverable by Registrant, and the total security ownership of all persons, entities and groups, known to or discoverable by Registrant, to be the beneficial owner or owners of more than five percent of any

         Telco Communications, Inc. December 31, 1997 Form 10-KSB         Page 9
voting class of Registrant's stock. Registrant has only one class of stock, namely Common Voting Equity Shares.

           SECURITY OWNERSHIP OF OFFICERS AND DIRECTORS AND 5% OWNERS

=================================================================================================================
                 Name and Address of Beneficial Owner                       Amount and Nature            Percent
                                                                               of Ownership              of Class
-----------------------------------------------------------------------------------------------------------------
      MILLER  L. MAYS III  President/Director                                   5,026,100                 10.05
      4 Normandy Drive
      Kenner LA 70065
-----------------------------------------------------------------------------------------------------------------
      KARL E. RODRIGUEZ   Secretary/Treasurer/Director                                  0                  0.00
      3131  Royal Street
      New Orleans LA 70117
-----------------------------------------------------------------------------------------------------------------
      JAMES G. MITCHELL   Director (1)                                                  0                  0.00
      Novotel Hotel Suite 408
      Conarty County, Guinea West Africa
=================================================================================================================
All Officers and Directors as a Group                                           5,026,100                 10.05
=================================================================================================================
-----------------------------------------------------------------------------------------------------------------
Intrepid International, S.A. (2)                                               42,043,174                 84.09
P. O. Box 8807
Panama City 5
Republic of Panama
=================================================================================================================
Other Affiliates                                                               42,043,174                 84.09
=================================================================================================================
=================================================================================================================
Total Shares Issued and Outstanding                                            50,000,000                100.00
=================================================================================================================

(1)  Mr. Mitchell resigned as Director on or about October 3, 1997

(2) Please refer to the following Item 13 for information and disclosure regarding Intrepid International, SA.


            Item 12. Certain Relationships and Related Transactions.

     (a) Intrepid International, S. A. ("Intrepid Panama") was incorporated in the Republic of Panama in 1984 to offer financial services to natural resource companies, primarily those engaged in the production of oil and gas. Following the world wide collapse of oil prices in the mid-eighties, the Company broadened the focus of its universe of support services to include a wider range of companies, with an emphasis on public companies and private companies, companies engaged in the transition from privately held to publicly held, and development stage companies, whether public or private, requiring professional business and corporate guidance. In August of 1997 the Company sought a United States Representative and entered into a relationship with a group of corporate and business specialists who, after contracting with the Company, incorporated as Intrepid International, Ltd. ("Intrepid US") to provide the required representation and agency for the Company in North America and Europe. Intrepid US is incorporated in the State of Nevada. The officers and directors of Intrepid International, S. A. (Panama) are comprised of three individuals; Laurencio Jaen O., Teodoro F. Franco L. and Leopoldo Kennion G. All three of these individuals are Panamanian citizens and each serves as an officer and a director of the Intrepid Panama.

     Laurencio Jaen O., an original incorporator who has served as President and Director of the Intrepid Panama since its inception in 1984, resides in Panama City, Republic of Panama. He is, and

        Telco Communications, Inc. December 31, 1997 Form 10-KSB         Page 10
has been for the past twenty five years, Vice President of Indiasa Corporation ("Indiasa"), a Panamanian corporation, which, through one of its subsidiaries, Robmar International, is involved in the manufacture and distribution of chemical products in Argentina and Brazil and which, through its former subsidiary Indiasa Aviation Corporation, was, for eight years ending in 1981, engaged in aviation consulting, the leasing, purchase and sale of aircraft, and the operation of a cargo airline, primarily in Latin America. Mr. Jaen was a founder of PAISA, Panama's international airline, served as president of the Colon Free Zone (the world's largest free trade zone), and as Director of Panama's Social Security Administration. He has also served as the President of the Panamanian Chamber of Commerce, and as a member of the Board of Presidential Advisors of the Republic of Panama.

     Teodoro F. Franco L., Secretary and a Director of the Intrepid Panama, has, for thirty years, been a specialist in maritime and aviation law. Mr. Franco is a partner in Franco and Franco, one of the most prestigious law firms in Panama with offices around the world. In addition to his law practice he has served as Panamanian Consul to Liverpool, England and for the past five years as Ambassador to Great Britain. The firm of Franco and Franco is regarded with the highest degree of integrity and professionalism in the business and political community in Panama with its partners and several of its associates holding or having held public office. Teodoro Franco's brother and partner, Dr. Juaquin F. Franco, Jr., has held many public offices over the past four decades, most recently as the Governor of Colon Province, the state containing the Atlantic entrance to the Panama Canal and the Colon Free Zone. His nephew and associate in the firm, Juaquin F. Franco, III, has served as the Minister of Commerce and is currently a member of the House of Representatives and a candidate for President of the Republic. The firm practices maritime, aviation and commercial law and currently is the legal firm for: IBERIA (the Spanish national airline), KLM (the Dutch national airline), VIASA (the Venezuelan national airline), Aeroflot (the Russian national airline) and various smaller Latin American national airlines as well as being the registered agents for thousands of ocean going ships around the world flying the Panamanian flag. Mr. Franco brings to Intrepid Panama a wealth of international legal, commercial and diplomatic experience.

     Leopoldo Kennion G., Treasurer and a Director of the Intrepid Panama, is, and has for twenty years, been a Certified Public Accountant specializing in international accounting and is an associate in the law firm of Franco and Franco. Mr. Kennion practices maritime, aviation and commercial accounting serving the specialized needs of the transnational clients of Franco and Franco by providing an interface between them and their auditors.

     J. Dan Sifford, Jr., is the United States Managing Director for Intrepid International, S.A. (Panama). He is fluent in the Spanish Language. His biographical information is found below.

     (b) Intrepid International, Ltd. ("Intrepid US") is a Nevada Corporation, organized in 1997 to be the wholly-owned subsidiary United States agency of Intrepid Panama. The officers and directors of Intrepid US are comprised of two individuals; KIRT W. JAMES, and J. DAN SIFFORD, JR. Both of these individuals are U. S. citizens.

     Kirt W. James, President and Director, has a lifelong background in marketing and sales. From 1972 to 1987, Mr. James was responsible for sales and business administrative matters for Glade N. James Sales Co., Inc.; and from 1987 to 1990 Mr. James built retail markets for American International Medical Supply Co., a Public Intrepid US. In 1990 he formed and become President of HJS Financial Services, Inc., and is responsible for day to day business of the firm and consults Client's business and Product Development. During the past five years Mr. James has been involved in the valuation, sale and acquisition of numerous private businesses and planning for the entry of private corporations into the public market place for their securities.

     J. Dan Sifford, Jr., Executive Vice President, Secretary/Treasurer and Director, brings to the Intrepid US an extensive experience in Corporate management and familiarity with transnational business, particularly in Latin America. From 1970 to 1982, he was President and sole shareholder of Overseas

        Telco Communications, Inc. December 31, 1997 Form 10-KSB         Page 11

Aviation Corporation, an all cargo airline, with operations throughout South America and Africa. He was founder, President and Chief Executive Officer of Airline of the Virgin Islands from 1982 until 1993. He served for many years as President of Indiasa Corporation which, through one of its subsidiaries, was involved in the manufacture and distribution of chemical products in Argentina and Brazil, and which, through another subsidiary, was for eight years engaged in aviation consulting, the leasing, purchase and sale of aircraft, and the operation of a cargo airline, primarily in Latin America. In recent years he has been engaged continuously in a wide variety of business activities, including the development of new business ventures.


   Item 13. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)  Financial  Statements.   Reference is made to Auditors Reports for the
                              periods from April 12, 1996 to December 31, 1997, filed herewith. Those financial statements, attached thereto are incorporated herein by this reference as though fully set forth herein.

(b   Form 8-K Reports.        Reports on Form 8-K were filed during the last
                              quarter covered by this Annual Report, concerning a proposed acquisition and its failure to materialize.

(c)  Exhibits.                Please see Exhibit Index, following.

                                 ---------------



        Telco Communications, Inc. December 31, 1997 Form 10-KSB         Page 12

                                 Signature Page

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the individual capacities and on the date indicated.

     This Annual Report as of December 31, 1997, is executed April 30, 1998



                           Telco Communications, Inc.

             to become known as Innovest Capital Sources Corporation

                        formerly Cody Capital Corporation




                                       by




-----------------------------------          -----------------------------------
Miller L. Mays III                                             Karl E. Rodriguez
PRESIDENT/DIRECTOR                                  SECRETARY/TREASURER/DIRECTOR


        Telco Communications, Inc. December 31, 1997 Form 10-KSB         Page 13

                                  Exhibit Index

                       Financial Statements and Documents
                       Furnished as a part of this Report

     The Issuer has changed its name to Innovest Capital Sources Corporation, to become effective in 1998. The Audited Financial Statements presented herewith were prepared in 1998 for the years ended 1997, and for that reason are prepared in the name of Innovest Capital Sources Corporation.

================================================================================
Ex #                           FINANCIAL STATEMENTS                      Page #
================================================================================
                           Telco Communications, Inc.

             to become known as Innovest Capital Sources Corporation

                        formerly Cody Capital Corporation
================================================================================
F1   AUDITED FINANCIAL  STATEMENTS for the year ended December 31, 1997 and for the period from April 12, 1996 (inception) to December 31,
     1997.
================================================================================


             (a-2) OTHER EXHIBITS Furnished as a part of this Report

     Table References refer to the number assigned each category of documents by Reg ss. 229.601.

================================================================================
TABLE #  Ex #   Table Category / Description of Exhibit                     Page
                                                                             #
--------------------------------------------------------------------------------
  (3)           ARTICLES OF INCORPORATION AND BY-LAWS:
--------------------------------------------------------------------------------
          3.1   Articles of Incorporation of Cody Capital Corporation
--------------------------------------------------------------------------------
          3.2   Amendment of Articles: Name Change to
                 Telco Communication  April 11, 1989
--------------------------------------------------------------------------------
          3.3   Amendment of Articles: Name Change to
                Innovest Capital Sources Corporation  January 15, 1997
--------------------------------------------------------------------------------
          3.4   Amendment of Articles: Change the Common Stock
                to No Par
                Innovest Capital Sources Corporation  September 25, 1997
--------------------------------------------------------------------------------
          3.5   By-Laws
--------------------------------------------------------------------------------
 (28)           OTHER DOCUMENTS
--------------------------------------------------------------------------------
         28.1   Biography of Miller L. Mays III
--------------------------------------------------------------------------------
         28.2   Biography of Karl E. Rodriguez
--------------------------------------------------------------------------------
         28.3   Form 15 (January 27, 1998) (subsequent event)
--------------------------------------------------------------------------------
                **********************
================================================================================


        Telco Communications, Inc. December 31, 1997 Form 10-KSB         Page 14

                                   Exhibit F1

                AUDITED FINANCIAL STATEMENTS FOR THE PERIOD FROM

                      APRIL 12, 1996, TO DECEMBER 31, 1997

                      INNOVEST CAPITAL SOURCES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)


                              FINANCIAL STATEMENTS
                                       AND
                          INDEPENDENT AUDITORS' REPORT


                 YEAR ENDED DECEMBER 31, 1997 AND APRIL 12, 1996
                    (DATE OF INCEPTION) TO DECEMBER 31, 1997

                        [LETTERHEAD OF GREEN & MCELREATH]


                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders
Innovest Capital Sources Corporation
Kenner, Louisiana

We have audited the accompanying balance sheet of Innovest Capital Sources Corporation (a development stage company) as of December 31, 1997, and the related statements of operations, shareholders' equity, and cash flows for the year then ended and April 12, 1996 (date of inception) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Innovest Capital Sources Corporation as of December 31, 1997, and the results of its operations and its cash flows for the year then ended and April 12, 1996 (date of inception) to December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company is in the development stage and has had no business operations since inception, which raises substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


April 10, 1998


                                        /s/ GREEN & MCELREATH

                      INNOVEST CAPITAL SOURCES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                                DECEMBER 31, 1997





                                     ASSETS

Intangible asset - value in excess of amounts
   allocable to identifiable assets                                   $   1,000
Impairment of intangible asset                                           (1,000)
Deferred tax asset                                                         --
                                                                      ---------

    Total assets                                                      $    --
                                                                      =========




                      LIABILITIES AND SHAREHOLDERS' EQUITY

Accrued professional fees                                             $  32,025
Accrued interest expense                                                  2,240
Note payable                                                            134,410
                                                                      ---------

    Total liabilities                                                   168,675
                                                                      ---------

Common stock, no par, 50,000,000 shares authorized,
    issued and outstanding                                                1,000
Deficit accumulated during the development stage                       (169,675)
                                                                      ---------

    Total shareholders' equity                                         (168,675)

    Total liabilities and shareholders' equity                        $    --
                                                                      =========


                       See notes to financial statements.

                      INNOVEST CAPITAL SOURCES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                           AND CUMULATIVE TOTALS SINCE
                                DATE OF INCEPTION


                                                                    Cumulative
                                                                      Totals
                                                                       Since
                                                                     Date of
                                                     1997           Inception
                                                 ------------      ------------

Revenues                                         $       --        $       --

Expenses:
    Interest expense                                   (2,240)           (2,240)
    Professional fees                                (166,435)         (166,435)
    Impairment of intangible asset                       --              (1,000)
                                                 ------------      ------------


Income before income taxes                           (168,675)         (169,675)

Income taxes                                             --                - __
                                                 ------------      ------------

Net loss                                         $   (168,675)     $   (169,675)
                                                 ============      ============


Net loss per share                               $    (.00337)     $    (.00339)
                                                 ============      ============


Weighted average number of
 common shares outstanding                         50,000,000        50,000,000
                                                 ============      ============


                       See notes to financial statements.

                      INNOVEST CAPITAL SOURCES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF SHAREHOLDERS' EQUITY
                         FROM INCEPTION (APRIL 12, 1996)
                              TO DECEMBER 31, 1997



                                                                       Deficit
                                                                     Accumulated
                                                 Common Stock,       During the
                                           -----------------------  Development
                                             Shares        Amount       Stage
                                           ----------   ----------   ----------

Stock issued and outstanding
  on April 12, 1996, the date
  the corporate shell was separated
  from the bankruptcy estate               50,000,000   $    1,000         --

Net loss                                         --           --         (1,000)
                                           ----------   ----------   ----------

Balances at December 31, 1996              50,000,000   $    1,000   $   (1,000)

Net loss                                         --           --       (168,675)
                                           ----------   ----------   ----------

Balances at December 31, 1997              50,000,000   $    1,000   $ (169,675)
                                           ==========   ==========   ==========


                       See notes to financial statements.

                      INNOVEST CAPITAL SOURCES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                      FOR THE YEAR ENDED DECEMBER 31, 1997
                           AND CUMULATIVE TOTALS SINCE
                                DATE OF INCEPTION



                                                                      Cumulative
                                                                        Totals
                                                                         Since
                                                                       Date of
                                                         1997         Inception
                                                      ---------       ---------
CASH FLOWS PROVIDED
  BY OPERATING ACTIVITIES                             $    --         $    --

CASH FLOWS PROVIDED
  BY INVESTING ACTIVITIES                                  --              --

CASH FLOWS PROVIDED
  BY FINANCING ACTIVITIES                                  --              --
                                                      ---------       ---------

NET INCREASE IN CASH                                       --              --

CASH AT BEGINNING OF PERIOD                           $    --              --
                                                      ---------       ---------

CASH AT END OF PERIOD                                 $    --         $    --
                                                      =========       =========



RECONCILIATION OF NET LOSS
   TO NET CASH FLOWS PROVIDED
   BY OPERATING ACTIVITIES:
     Net loss                                         $(168,675)      $(169,675)
     Adjustment to reconcile net
       loss to cash provided by
       operating activities -
         Accrued interest expense                         2,240           2,240
         Accrued professional fees                      166,435         166,435
         Impairment of intangible asset                    --             1,000
                                                      ---------       ---------

CASH FLOWS PROVIDED BY
   OPERATING ACTIVITIES                               $    --         $    --
                                                      =========       =========


                       See notes to financial statements.

                      INNOVEST CAPITAL SOURCES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 1997


1.   BASIS OF PRESENTATION

     Innovest Capital Sources Corporation ("the Company") was incorporated as Cody Capital Corporation, a Colorado corporation, on December 9, 1987. The Company completed a public offering in 1988. In 1989, Telco of Baton Rouge, Inc. was acquired and merged into Cody Capital Corporation, and the Company changed its name to Telco Communications, Inc

     In 1994, the Company filed for Chapter 11 bankruptcy protection, which was subsequently converted to Chapter 7 status by the Bankruptcy Court ("the Court"). As a result, a Trustee was placed in control of the affairs of the Company. On March 26, 1996, upon motion by the Trustee, the Court ordered that the corporate shell be sold to Miller L. Mays III ("Mays"). Prior to the sale to Mays, three former convertible debenture holders converted their holdings to common stock, which resulted in the issuance of an additional 275,000 shares, and brought the total number of outstanding shares to 2,930,226. Mays acquired a majority ownership interest in the Company by purchasing from the trustee all the authorized but unissued common shares (47,069,774 shares) for $1,000. Under the direction of the Court, all assets, liabilities and business operations remained in the bankruptcy estate, and all prior shareholders of record remained shareholders subsequent to the sale. The corporate shell was separated from the bankruptcy estate immediately following the sale. The sale occurred on April 12, 1996, which is the date of inception for the Company under audit.

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



                                                                     (Continued)

                      INNOVEST CAPITAL SOURCES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 1997



1.   BASIS OF PRESENTATION (Continued)

     Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported amounts of revenues and expenses. Actual results could vary from the estimates that were used.

     The office of the Company is located in Kenner, Louisiana. The Company has no employees or facilities. The records are maintained by the President at no expense to the Company.

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

           Net operating loss carryforward         $ 57,350
           Valuation allowance                      (57,350)
                                                   --------

           Net deferred tax asset                  $   --
                                                   ========


                                                                     (Continued)

                      INNOVEST CAPITAL SOURCES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                        NOTES TO THE FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 1997


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

     In 1997, the Company retained Intrepid for its investment banking, legal and financial services. The services to be performed include public and shareholder relations, audit coordination, certificate and transfer coordination, coordination of relationships with market makers and broker dealers in the securities of the Company and various other consulting services. Additionally, Intrepid will assist in the preparation and coordination of annual, quarterly and current filings as may be required pursuant to the Securities and Exchange Act of 1934 and Regulations of the Securities and Exchange Commission promulgated pursuant to the 1934 Act. As of April 10, 1998, the fees incurred by Intrepid totaled $164,366 for services rendered subsequent to June 19, 1997.

     On October 15, 1997, the Company issued a note in the amount of $134,410, with 8% interest, due October 15, 1998, to Intrepid for professional services incurred through October 15, 1997. The note is convertible into common stock of the Company at a conversion prices of $0.0336 per share.

                                                                     (Concluded)