Form 10QSB
period 1998-09-30
INNOVEST CAPITAL SOURCES CORP
filed 1998-10-22
CIK 827082

FORM 10-QSB


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

               for the quarterly period ending: September 30, 1998


                      Innovest Capital Sources Corporation

                       formerly Telco Communications, Inc.

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


Yes[_] No[x] (Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

Not[X] (Indicate by check mark whether if disclosure of delinquent filers (ss.229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

As of September 30, 1998, the aggregate number of shares held by non-affiliates was approximately 2,930,726 shares. Due to the limited market for the Company securities, no estimate is being supplied herewith of the market value for such securities.

As of September 30, 1998, the number of shares outstanding of the Registrant's Common Stock was 50,000,000.


Innovest Capital Sources Corporation September 30, 1998 Form 10-QSB       Page 1

                          PART I: FINANCIAL INFORMATION
--------------------------------------------------------------------------------

                          Item 1. Financial Statements

     As of September 30, 1998, Management reports the financial information per attachment hereto.

                  Item 2. Management's Discussion and Analysis
                 or Plan of Operation and Results of Operations

     The Issuer has no current business, and has had no operations in the last two fiscal years. The Issuer has no capital resource and no liquidity. The Company has been in the development stage since April 12, 1996, the date the Trustee of the Bankruptcy estate sold the corporate shell. The company has seeking new business opportunities, including business combinations, associations, joint ventures, merger and /or acquisition programs to achieve profitability for the shareholders. Theses factors raise issues about the company's ability to continue as a going concern. The issuer will require additional funds or forbearance from consultants to satisfy its cash requirements for the beyond the next twelve months. As reflected in the comparison of the Issuer's financial statements for the years ended December 31, 1997, with those of year end 1996, the shareholders equity has deceased from zero to a negative 168,675, by reason of an accumulated deficit which increased in the last fiscal year. As of the end of this Quarter, the deficit had increased to $211,288, and is now $211,616 as of the date of this Report. Current expenses consist of professional fees, there being no other operational expenses.

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


Innovest Capital Sources Corporation September 30, 1998 Form 10-QSB       Page 2

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-QSB Report for the Quarter ended September 30, 1998, has been signed below by the following person on behalf of the Registrant and in the capacity and on the date indicated.


Dated: September 30, 1998


                           Telco Communications, Inc.

                        formerly Cody Capital Corporation


                                       by





/s/ Miller L. Mays III                            /s/ Karl E. Rodriguez
------------------------------------              ------------------------------
Miller L. Mays III                                Karl E. Rodriguez
PRESIDENT/DIRECTOR                                SECRETARY/TREASURER


Innovest Capital Sources Corporation September 30, 1998 Form 10-QSB       Page 3

                                   Attachment

                         UN-AUDITED FINANCIAL STATEMENTS

                               September 30, 1998




Innovest Capital Sources Corporation September 30, 1998 Form 10-QSB       Page 4

                      INNOVEST CAPITAL SOURCES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                                  BALANCE SHEET
                               SEPTEMBER 30, 1998




                                                                   September 30,
                                                                       1998
                                                                    ----------
                            ASSETS

Intangible asset - value in excess of amounts
     alocable to identifiable assets                                $   1,000
Impairment of intangible asset                                         (1,000)
Deferred tax asset                                                       --
                                                                    ---------

           Total assets                                             $    --
                                                                    =========


              LIABILITIES AND STOCKHOLDERS' EQUITY


Accrued professional fees                                           $  74,638
Accrued intrest expense                                                 2,568
Note payable                                                          134,410
                                                                    ---------

           Total liabilities                                          211,616
                                                                    ---------

Common stock, no par, 50,000,000 shares authorized,
     issued and outstanding                                             1,000
Deficit accumulated during the development stage                     (212,616)
                                                                    ---------

           Total shareholders' equity                                (211,616)
                                                                    ---------

           Total liabilities and shareholders' equity               $    --
                                                                    =========


                   The accompanying notes are an integral part
                         of these financial statements.

                      INNOVEST CAPITAL SOURCES CORPORATION
                         (A DEVELOPMENT STAGE COMPANY)
                            STATEMENT OF OPERATIONS
                    FOR THE PERIOD ENDED SEPTEMBER 30, 1998
                          AND CUMULATIVE TOTALS SINCE
                               DATE OF INCEPTION


                                                                    Cumulative
                                                                      Totals
                                                                       Since
                                                September 30,         Date of
                                                    1998             Inception
                                                ------------       ------------

Revenues                                        $        -0-       $        -0-
                                                ------------       ------------

Expense
  Interest expense                                       -0-             (2,240)
  Professional fees                                  (45,181)          (211,616)
  Impairment of intangible asset                         -0-             (1,000)
                                                ------------       ------------

Income before income taxes                               -0-           (214,856)

Income taxes                                             -0-               --
                                                ------------       ------------

Net Loss                                        $    (45,181)      $   (214,856)
                                                ============       ============

Net loss per share                              $    (.00090)      $    (.00430)
                                                ============       ============

Weighted average number of
common shares outstanding                         50,000,000         50,000,000
                                                ============       ============

                   The accompanying notes are an integral part
                         of these financial statements.

                      INNOVEST CAPITAL SOURCES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                        STATEMENT OF SHAREHOLDERS' EQUITY
                         FROM INCEPTION (APRIL 12, 1996)
                              TO SEPTEMBER 30, 1998

                                                                       Deficit
                                                                     Accumulated
                                                Common Stock          During the
                                           -----------------------   Development
                                             Shares       Amount       Stage
                                           ----------   ----------   ----------
Stock issued and outstanding
      on April 12, 1996, the date
      the corporate shell was separated
      from the bankruptcy estate           50,000,000   $    1,000         --

Net loss                                         --           --     $   (1,000)
                                           ----------   ----------   ----------

Balances at December 31, 1996              50,000,000        1,000       (1,000)

Net loss                                         --           --       (166,435)
                                           ----------   ----------   ----------

Balances at December 31, 1997              50,000,000        1,000     (167,435)

Net loss                                         --           --        (45,181)
                                           ----------   ----------   ----------

Balances at September 30, 1998             50,000,000        1,000     (212,616)
                                           ==========   ==========   ==========


                   The accompanying notes are an integral part
                         of these financial statements.

                      INNOVEST CAPITAL SOURCES CORPORATION
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOWS
                     FOR THE PERIOD ENDED SEPTEMBER 30, 1998
                           AND CUMULATIVE TOTALS SINCE
                                DATE OF INCEPTION

                                                                      Cumulative
                                                                        Totals
                                                                        Since
                                                       September 30,   Date of
                                                           1998       Inception
                                                       -------------  ---------
Cash flows provided by operating activities              $    --      $    --

Cash flows provided by investing activities                   --           --

Cash flows provided by financing activities                   --           --
                                                         ---------    ---------

Net increase in cash                                          --           --

Cash at beginning of period                              $    --      $    --
                                                         ---------    ---------

Cash at end of period                                    $    --      $    --
                                                         =========    =========


Reconciliation  of net  loss  to  net  cash  flows
 provided  by  operating
  activities:
      Net loss                                           $ (45,181)   $(214,856)
      Adjustments to reconcile net loss to cash
         provided by operating activities
             Accrued interest expense                         --          2,240
             Accrued rofessional fees                       45,181      211,616
             Impairment of intangible asset                   --          1,000
                                                         ---------    ---------

Cash flows provided by operating activities              $    --      $    --
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

Innovest Capital Sources Corporation
Notes to the Financial Statement
Period ended Semptember 30, 1998
page two

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

         Net operating loss carryforward             $  57,350
         Valuation allowance                           (57,350)
                                                     ---------
         Net Deferred tax asset                      $    --

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

Innovest Capital Sources Corporation
Notes to the Financial Statement
Period ended Semptember 30, 1998
page three

4.   SUBSEQUENT EVENTS AND RELATED PARTIES (continued)

On October 15, 1997, the Company issued a note in the amount of $134,410 with 8% interest, due October 15, 1998, to Intrepid for professional services incurred through October 15, 1997. The note is convertible into common stock of the Company at a conversion price of $0.0336 per share.

On October 15, 1998, the Company's shareholders authorized a one for 75 reverse split of its common shares. The shareholders also authorized and approved the issuance of additional shares of common stock, to be placed with investors in the following amounts: 4,230,000 shares at $0.01 and 500,000 shares at $1.90 both pursuant to Regulation D, Rule 504; and 600,000 shares at $5.00 pursuant to Rule 505 of the Securities Act of 1933. These issuances are expected to infuse $3,992,300 of new capital into the Company.

Also on October 15, 1998, the Company's shareholders authorized and approved the acquisition of all assets, business and capital stock of Nifco Synergy, Ltd. in exchange for 6,000,000 new investment shares of common stock of the Company and a name change wherein the Company would become Nifco Synergy, Ltd.