Form 10QSB
period 1998-12-31
SMARTSOURCE COM INC
filed 1999-05-28
CIK 827082

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of
    1934


For the quarterly period ended December 31, 1998
                               -------------------------------------------------


Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from                      to
                               --------------------    -------------------------

Commission file number 33-1933 3-D
                       ---------------------------------------------------------



                             SMARTSOURCES.COM, INC.
--------------------------------------------------------------------------------
       (Exact Name of Small Business Issuer as Specified in Its Charter)

Colorado                                              84-1073083
--------------------------------------------------------------------------------
(State or Other Jurisdiction               (I.R.S. Employer Identification No.)
of Incorporation or Organization)


2030 Marine Drive, Suite 100   North Vancouver, British Columbia V7P 1V7, CANADA
--------------------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (604) 986-0889
--------------------------------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)

INNOVEST CAPITAL SOURCES CORPORATION, TELCO COMMUNICATIONS, INC. AND CODY CAPITAL CORPORATION; 4 NORMANDY DRIVE, KENNER, LA 70065
--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

     Check whether the issuer: (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X     No
    ---       ---

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes  X     No
    ---       ---

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,918,305 shares of Common Stock

     Transitional Small Business Disclosure Format (check one):

Yes       No   X
    ---       ---

                                     PART I
                              FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

        An index to the financial statements of the Company filed as a part of this report appears at Page F-1. The financial statements of the Company appear at Pages F-2 through F-5 of this report.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Reverse Acquisition

        On December 11, 1998, all outstanding shares of Nifco Investments Ltd., a private British Columbia corporation with three subsidiaries, were acquired by SmartSources.com, Inc. ("SmartSources" or the "Company"). In conjunction with the acquisition, Nifco Investments Ltd. stockholders received a controlling interest in SmartSources. The acquisition is characterized as a reverse merger; however, because SmartSources had no assets or liabilities at the date of merger, the transaction was not accounted for as a business combination but as a recapitalization of Nifco Investments Ltd. No goodwill was recorded in connection with the acquisition.

        The three subsidiaries are as follows:

        o Nifco Synergy Ltd., a British Columbia corporation established in 1990. Located in Vancouver, British Columbia, Nifco Synergy Ltd. has been engaged in the development of trade compliance software and Internet based knowledge management applications. Over the past five years Nifco Synergy Ltd. has focused primarily on trade compliance applications designed to streamline and automate customs qualification process under the North American Free Trade Agreement ("NAFTA").

        o Intelli Trade, Inc., a British Columbia corporation established in 1994. Operations are located in Toronto, Ontario, where it provides international trade consulting services.

        o Origin Software Corporation, a British Columbia corporation organized in September 1998 to hold rights to certain software products.

Repurchase of Software Rights and Uncertainty

        As a means of raising working capital, during fiscal years 1995 and 1996, Nifco Investments Ltd. entered into two software sale agreements with Columbia Diversified Software Fund Limited Partnership ("Columbia") whereby it sold the rights to its principal software product, ORIGIN(R). The transactions were structured to take advantage of certain Canadian tax laws designed to provide tax incentives to investors in software applications. To facilitate the transactions, Nifco Investments Ltd. obtained an appraisal of the value of ORIGIN(R) from an independent third party. The valuation served as a basis for determining the sale price to Columbia. During fiscal years 1995 and 1996, Nifco Investments Ltd. received cash payments totaling $2,432,000 and took recourse notes totaling $7,774,400 for the balance of the sale price. Approximately half the notes are due from Columbia and half are notes assigned to Nifco Investments Ltd. that are payable to Columbia from its limited partners. The notes are due in 2005 and 2009 and bear interest at rates that have varied over time based on periodic amendments to the original terms of the notes. The current interest rate is 3%.

        Pursuant to the agreements, Nifco Investments Ltd. was appointed Columbia's agent to maintain, develop and market ORIGIN(R) for a period of not less than 50 years. Fees for these services were established at an amount equal to 20% of sales revenue from ORIGIN(R). Once the principal amount of the notes is paid off, Nifco Investments Ltd. (now operating as SmartSources) will retain 90% of sales revenue.

        To date, the Company has paid to Columbia an amount equal to the interest accruing on the notes, plus a negotiated annual fee payable to Columbia for a portion of its administrative expenses. The Company has retained the remaining balance of ORIGIN(R) sales revenue and has received payment from Columbia for the interest accruing on the notes. Neither the Company nor Columbia has otherwise tracked nor allocated cash flows based on the original schedule outlined above. During the fiscal years ended September 30, 1998 and 1997, the Company paid administrative fees to Columbia in the amount of $168,900 and $430,700, respectively. At September 30, 1998, a total of $116,500 of fees was due to Columbia.

        Based on the terms of the agreements, together with subsequent modifications, the Company has concluded that it has a significant continuing economic interest in ORIGIN(R) and has, in substance, retained the risks and rewards of ownership. Accordingly, the agreements have been accounted for as a sale of a tax asset rather than a sale of software rights. However, due to uncertainties surrounding the ultimate valuation the ORIGIN(R) software, to be determined by a tax review by Revenue Canada, gain on the sale equal to the $2,432,000 of cash received has been deferred.

        The Company has not recognized the $7,774,400 of notes receivable from Columbia because of uncertainties surrounding both the amount and timing of collection. Through September 30, 1998, approximately $128,000 of principal payments on the notes had been received from Columbia. The Company has retained the risks and rewards of ownership. Consequently, the $128,000 and additional interest and principal payments received on the notes in the past three years resulting from cash generated from the sales of ORIGIN(R) are classified as revenue in the accompanying statement of operations.

        Origin Software Corporation has been negotiating to repurchase the rights to ORIGIN(R) and obtain release from any contingent liability related to the original sale.

Liquidity and Capital Resources

        The ratio of current assets to current liabilities was .5 at December 31, 1998, as compared to 1.0 at September 30, 1998. The decrease reflects a decline in accounts receivable and an increase in accounts payable resulting from the low level of revenues during the quarter with no comparable decline in operating expenses. Timing of payment of the $154,300 of administrative fees payable to Columbia is negotiable, and this liability does not pose an immediate threat to the Company's liquidity. The Company has a $163,800 credit facility with a Canadian bank to help finance any shortfall in its short-term cash needs.

Results of Operations and Comparative Information

        The consolidated revenues from operations were $161,600 for the period ended December 31, 1998. Comparative revenues for the period ended December 31, 1997 are not available due to the following: (1) prior to the merger with SmartSources.com, Nifco Investments and its subsidiaries were not required to report consolidated financial information on a quarterly basis in accordance with U.S. generally accepted accounting principles; (2) the accounting systems and records for these companies cannot generate an accurate quarterly cutoff for the fiscal year 1997; and (3) it is not practicable for the Company to go back and recreate such financial information.

        Revenues for the quarter ended December 31, 1998 are lower than expected in relation to annual revenues for the fiscal years 1998 and 1997 of $1,571,000 and $1,054,800, respectively. The low level of revenues is due in part to the Company's efforts being focused on completing the merger discussed above. The Company is currently shifting its focus from R&D Engineering to sales and marketing, developing a sales and marketing division and securing distributors in the U.S., Canada, and Mexico.

        Operating expenses for the quarter were $213,500, compared to annual operating expenses for the fiscal years 1998 and 1997 of $995,900 and $1,020,500, respectively. A total of $48,000 of the $90,000 net loss for the quarter is attributable to a one-time charge for losses on the disposal of certain assets.


                                     PART II
                                OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On October 15, 1998, shareholders of Innovest Capital Sources Corporation met, voted on and adopted the following five proposals:

        Proposal No. 1: Authorize and Approve a Reverse Split of the Common Stock of the Company, 75 shares to one share; provided that no shareholder owning 100 shares or less shall be reversed, and no shareholder owning more than 100 shares shall be reversed below 100 shares.

        Proposal No. 2: Authorize and Approve the Issuance of additional shares of common stock to be placed with investors: at 4,230,000 shares at $0.01 and 500,000 shares at $1.90, pursuant to Regulation D, Rule 504; and 600,000 shares at $5.00 pursuant to Rule 505 or 1933 Securities Act Registration, for a total new capital infusion of $3,992,300.00.

        Proposal No. 3: Authorize and Approve the Acquisition by this Company of all assets, businesses and capital stock of Nifco Synergy, Ltd., in exchange for six million (6,000,000) new investment shares of the common stock of Innovest, and Nifco Synergy, Ltd shall become a wholly-owned subsidiary of this Company, and this Company shall change from the name of this Company to Nifco Synergy, Ltd., or its substantial equivalent.

        Proposal No. 4: Re-Elect Current Directors to serve until the Next Meeting of Shareholders, or the effectiveness of the Acquisition of Nifco Synergy, Ltd., whichever is the earliest to occur.

        Proposal No. 5: Elect the Slate of Directors nominated by Nifco Synergy, Ltd. to take office, if and when the acquisition of Nifco Synergy, Ltd. becomes effective; with authority to appoint additional Directors.

ITEM 5. OTHER INFORMATION.

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(b) A Current Report on Form 8-K was filed on December 23, 1998 to report a change in control of Registrant and the acquisition of assets.

                                   SIGNATURES



        In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   SMARTSOURCES.COM, INC.

Date: May 28, 1999                 By: /s/ Sokhie Puar
      ------------------               -------------------------------------
                                       Vice President, Corporate Development
                                       (Duly Authorized Officer and
                                       Principal Financial and
                                       Accounting Officer)

                         Index to Financial Statements

Description                                                              Page(s)
-----------                                                              -------

SmartSources.com, Inc. and Subsidiaries Balance Sheet
(Unaudited) for Year Ended December 31, 1998                                F-2

SmartSources.com, Inc. and Subsidiaries Statement
of Operations (Unaudited) for Three Months
Ended December 31, 1998                                                     F-3

SmartSources.com, Inc. and Subsidiaries Statement of Cash Flows for
Quarter Ended December 31, 1998                                             F-4

Notes to Consolidated Financial Statements                                  F-5

                    SMARTSOURCES.COM, INC. AND SUBSIDIARIES
                            BALANCE SHEET (UNAUDITED)
                                DECEMBER 31, 1998

                                     ASSETS


CURRENT ASSETS
Cash and cash equivalents ..................................  $    18,900
Investments, available for sale, at fair value .............       10,800
Trade accounts receivable, net .............................      141,100
                                                              -----------
          Total current assets .............................      170,800
CAPITALIZED SOFTWARE COSTS, net ............................       90,400
PROPERTY AND EQUIPMENT, net ................................      663,600
OTHER ASSETS ...............................................        8,400
                                                              -----------
          TOTAL ASSETS .....................................  $   933,200
                                                              ===========

                LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued liabilities ...................  $   110,200
Administrative fees payable ................................      154,300
Income taxes payable .......................................       22,700
Current portion of long-term debt ..........................       71,600
                                                              -----------
          Total current liabilities ........................      358,800

LONG-TERM LIABILITIES
Long-term debt, net of current portion .....................      434,000
Due to stockholder .........................................       69,000
Deferred gain ..............................................    2,414,200
Deferred income taxes ......................................      105,300
                                                              -----------
          Total liabilities ................................    3,381,300
                                                              -----------

COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT
Common stock ...............................................          100
Accumulated other comprehensive income .....................      177,500
Accumulated deficit ........................................   (2,625,700)
                                                              -----------
          Total stockholders' deficit ......................   (2,448,100)
                                                              -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ................  $   933,200
                                                              ===========

       See accompanying notes to these consolidated financial statements.

                     SMARTSOURCE.COM, INC. AND SUBSIDIARIES
                       STATEMENT OF OPERATIONS (UNAUDITED)
                      Three Months Ended December 31, 1998


REVENUES EARNED ..................................  $ 161,600

OPERATING EXPENSES ...............................   (213,500)
                                                    ---------
OPERATING LOSS ...................................    (51,900)
                                                    ---------

OTHER INCOME (EXPENSE)

         Administrative fees .....................    (38,700)

         Loss on disposal of assets ..............    (48,400)

         Interest expense ........................    (12,400)

         Other ...................................      1,500
                                                    ---------

                                                      (98,000)
                                                    ---------

LOSS BEFORE PROVISION FOR INCOME TAXES ...........   (149,900)


PROVISION FOR INCOME TAXES .......................     59,900
                                                    ---------

NET LOSS .........................................  $ (90,000)
                                                    =========

BASIC EARNINGS (LOSS) PER SHARE...................  $   (0.01)

DILUTED EARNINGS (LOSS) PER SHARE.................  $   (0.01)

       See accompanying notes to these consolidated financial statements.

                     SMARTSOURCES.COM, INC. AND SUBSIDIARIES
                      STATEMENT OF CASH FLOWS (UNAUDITED)
                         QUARTER ENDED DECEMBER 31, 1998


OPERATING                                                US$
Net income (loss)                                        $ (90,000)
Adjustments
         Depreciation & amortization                        31,000
         Loss on disposal                                   48,400
         Deferred income taxes                             (72,100)
         Realized gains                                       (700)
Changes in assets and liabilities                               --
         Trade accounts receivable                         262,600
         Other assets                                       (5,100)
         Accounts payable and other current liabilities     28,600
         Administrative fees payable                        38,700
         Sale deposit                                      (97,900)
         Income taxes payable/refundable                    12,200
                                                         ---------
                                                           155,700
                                                         ---------
FINANCING
         Purchase of property & equipment                     (500)
         Proceeds from sale of Familyware                  163,200
                                                         ---------
                                                           162,700
                                                         ---------
INVESTING
         Repayment on line of credit                       (52,900)
         Payment of long-term debt                         (10,600)
         Repayment of Stockholder advances                 (97,300)


         Dividends                                        (140,300)
                                                         ---------
                                                          (301,100)
                                                         ---------
EFFECT OF CHANGES IN EXCHANGE RATES                           (100)
                                                         ---------
NET CHANGE                                                  17,200
BEGINNING CASH                                               1,700
                                                         ---------
ENDING CASH                                                 18,900
                                                         =========
INTEREST PAID                                            $  12,400
                                                         =========
TAXES PAID (REFUNDED)                                    $    (100)
                                                         =========

       See accompanying notes to these consolidated financial statements.

NOTE I -BASIS OF PRESENTATION

The consolidated financial statements and notes thereto at December 31, 1998 and for the three months then ended reflect the reverse merger of SmartSources.com, Inc. ("SmartSources" or the "Company") with Nifco Investments Ltd. and Subsidiaries (collectively, "Nifco") on December 11, 1998. The merger was effected through issuance of 6 million shares of SmartSources' stock for all outstanding common shares of Nifco Investments Ltd. Because SmartSources had no assets or liabilities at the date of merger, the transaction was accounted for as a recapitalization of Nifco Investments Ltd. rather than a business combination.

Comparative results of operations and cash flows for the three months ended December 31, 1997 are not available due to the following factors. Prior to the merger, Nifco had no requirement to report consolidated financial position, results of operations and cash flows on a quarterly basis in accordance with U.S. generally accepted accounting principles. The accounting systems and records of the consolidated group comprising Nifco cannot generate an accurate quarterly cutoff as of December 31, 1997, and it is not practicable for the Company to go back and recreate such financial information.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instruction for Form l0-QSB and Section 228.310.3(b) of Regulation S-B. Accordingly, they do not include all of the information and disclosures normally required by generally accepted accounting principles for complete financial statements or those reflected in the Company's Annual Report on Form 10-KSB.

The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. The results of operations and cash flows for the three months ended December 31, 1998 are not necessarily indicative of the results to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements for the years ended September 30, 1998 and 1997 and the notes thereto included in the Company's Proxy Statement filed on Form DEF 14A.

NOTE 2 - COMMON STOCK

The Company has a single class of no par value common stock. Authorized shares total 50 million. The capital structure presented in the accompanying financial statements reflects the capital structure of the Company subsequent to a one for 75 reverse stock split authorized on October 15, 1998 and the issuance of 6 million shares in connection with the merger with Nifco. On October 15, 1998, stockholders also approved issuance of additional shares of common stock to be placed with investors in the following amounts pursuant to Regulation D, Rule 504 and 505:

                           4,230,000 shares at        $0.01

                             500,000 shares at         1.90

                             600,000 shares at         5.00

NOTE 3 - CONTINGENCY

During the fiscal years 1995 and 1996, Nifco sold the rights to its primary software product, ORIGIN(R), to Columbia Diversified Software Fund Limited Partnership ("Columbia"). Under the terms of the sale agreements, together with subsequent modifications and other verbal agreements, Nifco has continued to pay administrative fees to Columbia. During the quarter ended December 31, 1998, fees paid totaled $38,700.

The sales to Columbia were structured in a manner to take advantage of certain Canadian tax laws designed to provide tax incentives to investors in software applications. Revenue Canada is currently reviewing the valuation of the software used to determine the sales price to Columbia. In the event a lower value is placed on the software, the possibility exists that Revenue Canada may question the amount of tax benefits claimed by Columbia and its investors. Under the sale agreements, Nifco is not required to indemnify Columbia or its investors in the event of a denial of the benefits claimed.

Certain provisions in the sale agreement specify the allocation of cash flows from sale of ORIGIN(R). By mutual agreement, Nifco and Columbia agreed not to adhere strictly to these provisions. Subsequent to December 31, 1998, the Company continues to negotiate to repurchase the rights to the software product and obtain release from any contingent liabilities related to the original sale.