Form 10QSB
period 1999-03-31
SMARTSOURCE COM INC
filed 1999-07-02
CIK 827082

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended  March 31, 1999
                               -------------------------------------------------


[ ]  Transition report under Section 13 or 15(d) of the Exchange Act


For the transition period from                      to
                               ---------------------   -------------------------

Commission file number 33-1933 3-D
                      ----------------------------------------------------------

                             SMARTSOURCES.COM, INC.
--------------------------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

Colorado                                               84-1073083
--------------------------------------------------------------------------------
(State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization)

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

      Innovest Capital Sources Corporation, Telco Communications, Inc. and
    Cody Capital Corporation; 4 Normandy Drive, Kenner, LA 70065; December 31
--------------------------------------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

         Check whether the issuer: (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X    No
   -----    ------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes  X    No
   -----    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,918,305 shares of Common Stock

         Transitional Small Business Disclosure Format  (check one):

Yes       No  X
   -----    -----

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Results of Operations and Comparative Information

         The consolidated revenues from operations for the quarter ended March 31, 1999 were up slightly from the previous quarter at $188,500. Revenues of $350,100 for the six months ended March 31, 1999 are lower than expected in relation to annual revenues for the fiscal years 1998 and 1997 of $1,571,000 and $1,054,800, respectively. The low level of revenues is due in part to the Company's efforts being focused on the work carried forward from the merger with Nifco Investments Ltd. Although revenues increased 17% from $161,600 for the first quarter, to $188,500 for the second quarter, the operating expenses increased by 72% from $252,200 to $433,900 for the two quarters, respectively. The net result was an operating loss of $254,300 for the second quarter. The increase in operating expenses was due to increases in staff and costs incurred in conjunction with the acquisition of Nifco Investments Ltd.

         The Company moved forward with its initiative to enhance revenues by shifting the focus of the Company from Research & Development Engineering to sales and marketing by adding a Vice President of Sales and Marketing and a Vice President of Corporate Development. Sales in future quarters are expected to improve as the sales and marketing department grows and as certain software engineering contracts currently under negotiations are finalized.

         Comparative revenues for the three and six-month periods ended March 31, 1998 are not available due to the following: (1) prior to the merger with SmartSources.com, Nifco Investments Ltd. and its subsidiaries were not required to report consolidated financial information on a quarterly basis in accordance with U.S. generally accepted accounting principles; (2) the accounting systems and records for these companies cannot generate an accurate quarterly cutoff for the same quarter in the fiscal year 1998; and (3) it is not practicable for the Company to go back and recreate such financial information.

Repurchase of Software Rights

         SmartSources.com's subsidiary, Origin Software Corporation, has been negotiating to repurchase the rights to the Company's primary software product, ORIGIN(R), and obtain release from any contingent liability related to the original sale of the software rights in 1995 and 1996 to Columbia Diversified Software Fund Limited Partnership. Subsequent to March 31, 1999, the terms of a repurchase agreement were finalized. The agreement is expected to be executed in May 1999.

Liquidity and Capital Resources

         The ratio of current assets to current liabilities was 0.5 at March 31, 1999. This reflects no change from the previous quarter. Timing of payment of the $157,000 of administrative fees payable is negotiable, and this liability does not pose an immediate threat to the Company's liquidity. The Company continues to have a $163,800 credit facility with a Canadian bank to help finance any shortfall in its short-term cash needs.

         During the second quarter, the Company received a $300,000 capital infusion by means of an offering under Regulation D, Rule 504.

                                     PART II
                                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(b) A Current Report on Form 8-K was filed on February 10, 1999, to report a change in the Registrant's independent auditors.

         A Current Report on Form 8-K was filed on March 31, 1999, to report a change in the Registrant's fiscal year end to September 30.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    SMARTSOURCES.COM, INC.

Date: June 29, 1999                 By: /s/ Sokhie Puar
      -------------------------        -----------------------------------------
                                       Vice President, Corporate Development and
                                       Duly Authorized Officer and Principal
                                       Financial and Accounting Officer

                          Index to Financial Statements


Description                                                                                   Page(s)

SmartSources.com, Inc. and Subsidiaries Balance Sheet (Unaudited)
         as of March 31, 1999                                                                   F-2

SmartSources.com, Inc. and Subsidiaries Statement of Operations (Unaudited)
         for the Three and Six Month Periods Ended March 31, 1999                               F-3

SmartSources.com, Inc. and Subsidiaries Statement of Cash Flows (Unaudited)
         for the Three and Six Month Periods Ended March 31, 1999                               F-4

Notes to Financial Statements                                                                   F-5

                     SMARTSOURCES.COM, INC. AND SUBSIDIARIES
                            BALANCE SHEET (UNAUDITED)
                                 MARCH 31, 1999




                                     ASSETS

CURRENT ASSETS
      Cash and cash equivalents .................................   $      25,200
      Trade accounts receivable, net ............................         181,600
                                                                    -------------
               Total current assets .............................         206,800
CAPITALIZED SOFTWARE COSTS, net .................................          71,400
PROPERTY AND EQUIPMENT, net .....................................         693,600
OTHER ASSETS ....................................................          20,800
                                                                    -------------
               TOTAL ASSETS .....................................   $     992,600
                                                                    =============

                                   LIABILITIES
CURRENT LIABILITIES
      Trade accounts payable and accrued liabilities ............   $     149,900
      Administrative fees payable ...............................         157,000
      Income taxes payable ......................................           3,600
      Note payable ..............................................          39,700
      Current portion of long-term debt .........................          64,600
                                                                    -------------
               Total current liabilities ........................         414,800
                                                                    -------------

LONG-TERM LIABILITIES
Long-term debt, net of current portion ..........................         428,900
Due to stockholder ..............................................          70,200
Deferred gain ...................................................       2,457,600
Deferred income taxes ...........................................         162,800
                                                                    -------------
               TOTAL LIABILITIES ................................       3,534,300
                                                                    -------------

                          COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' DEFICIT
      Common stock ..............................................         300,100
      Accumulated other comprehensive income ....................         154,200
      Accumulated deficit .......................................      (2,996,000)
                                                                    -------------
               Total Stockholders' Deficit ......................      (2,541,700)
                                                                    -------------
               TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT ......         992,600
                                                                    =============

                     SMARTSOURCES.COM, INC. AND SUBSIDIARIES
                       STATEMENT OF OPERATIONS (UNAUDITED)



                                              3 MONTHS ENDED      6 MONTHS ENDED
                                              MARCH 31, 1999      MARCH 31, 1999
                                             ----------------    ----------------

REVENUES EARNED ..........................   $        188,500    $        350,100
OPERATING EXPENSES .......................            433,900             686,100
                                             ----------------    ----------------
OPERATING LOSS ...........................           (245,400)           (336,000)
                                             ----------------    ----------------

OTHER INCOME (EXPENSE)
         INTEREST EXPENSE ................            (11,400)            (23,800)
         ADMINISTRATIVE FEES .............            (39,000)            (39,000)
         LOSS ON DISPOSAL OF ASSETS ......                 --             (48,800)
         OTHER ...........................              6,800               8,700
                                             ----------------    ----------------
                                                      (43,600)           (102,900)
                                             ----------------    ----------------
LOSS BEFORE PROVISION FOR INCOME TAXES ...           (289,000)           (438,900)

PROVISION FOR INCOME TAXES ...............             80,200              20,200
                                             ----------------    ----------------

NET LOSS .................................   $       (369,200)   $       (459,100)
                                             ================    ================

Basic earnings (loss) per share              $          (0.05)   $          (0.07)

Diluted earnings (loss) per share            $          (0.05)   $          (0.07)

                     SMARTSOURCES.COM, INC. AND SUBSIDIARIES
                       STATEMENT OF CASH FLOWS (UNAUDITED)



                                                                                 3 MONTHS ENDED     6 MONTHS ENDED
                                                                                 MARCH 31, 1999     MARCH 31, 1999

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) .........................................................   $     (369,200)   $     (459,100)
Adjustments to reconcile net loss to net cash from operating activities
         Depreciation & amortization ......................................           42,000            72,900
         Deferred income taxes ............................................           72,100                --
         Realized (gains) losses on investments ...........................           (6,600)           (7,200)
         Loss on disposal of assets .......................................               --            48,800
Changes in assets and liabilities
         Trade accounts receivable ........................................          (34,800)          226,900
         Other assets .....................................................           (9,100)          (14,100)
         Accounts payable and other current liabilities ...................           35,400            64,800
         Sale deposits ....................................................               --           (98,700)
         Administrative fees payable ......................................               --            39,000
         Income taxes payable/refundable ..................................          (19,200)           (7,000)
                                                                              --------------    --------------
                                                                                    (289,400)         (133,700)
                                                                              --------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES
         Purchase of property & equipment .................................          (39,000)          (39,500)
         Proceeds from sale of Family ware ................................               --           163,200
         Proceeds from sale of investments ................................           17,400            17,400
                                                                              --------------    --------------
                                                                                     (21,600)          141,100
                                                                              --------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES
         Borrowing (repayment) on line of credit, net .....................           39,000           (13,800)
         Proceeds from issuance of shares .................................          300,000           300,000
         Payment of long-term debt ........................................          (21,400)          (32,000)
         Repayment of stockholder advances ................................               --           (97,300)
         Dividends ........................................................               --          (140,300)
                                                                              --------------    --------------
                                                                                     317,600            16,600
                                                                              --------------    --------------
EFFECT OF CHANGES IN EXCHANGE RATES .......................................             (300)             (500)
                                                                              --------------    --------------
NET CHANGE ................................................................            6,300            23,500
CASH, BEGINNING OF PERIOD .................................................           18,900             1,700
                                                                              --------------    --------------
CASH, END OF PERIOD .......................................................           25,200            25,200
                                                                              ==============    ==============

INTEREST PAID .............................................................   $       11,400    $       23,800
                                                                              ==============    ==============
TAXES PAID (REFUNDED) .....................................................   $       19,100    $       19,000
                                                                              ==============    ==============

NOTE 1 - BASIS OF PRESENTATION

         The consolidated financial statements and notes thereto at March 31, 1999 and for the three and six months then ended reflect the reverse merger of SmartSources.com, Inc. ("SmartSources" or the "Company") with Nifco Investments Ltd. and Subsidiaries (collectively, "Nifco") on December 11, 1998. The merger was effected through issuance of 6 million shares of SmartSources' stock for all outstanding common shares of Nifco Investments Ltd. Because SmartSources had no assets or liabilities at the date of merger, the transaction was accounted for as a recapitalization of Nifco Investments Ltd. rather than a business combination.

         Comparative results of operations and cash flows for the three and six months ended March 31, 1998 are not available due to the following factors. Prior to the merger, Nifco had no requirement to report consolidated financial position, results of operations and cash flows on a quarterly basis in accordance with U.S. generally accepted accounting principles. The accounting systems and records of the consolidated group comprising Nifco cannot generate an accurate quarterly cutoff during the fiscal 1998 period, and it is not practicable for the Company to go back and recreate such financial information.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instruction for Form 10-QSB and
Section 228.310.3(b) of Regulation S-B. Accordingly, they do not include all of the information and disclosures normally required by generally accepted accounting principles for complete financial statements or those reflected in the Company's Annual Report on Form 10-KSB.

         The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. The results of operations and cash flows for the three months ended December 31, 1998 are not necessarily indicative of the results to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statement for the years ended September 30, 1998 and 1997 and the notes thereto included in the Company's Proxy Statement filed on Form DEF 14A.


NOTE 2 - COMMON STOCK

         The Company has a single class of no par value common stock. Authorized shares total 50 million. The capital structure presented in the accompanying financial statements reflects the capital structure of the Company subsequent to a one for 75 stock split authorized on October 15, 1998 and the issuance of 6 million shares in connection with the merger with Nifco. On October 15, 1998, stockholders also approved issuance of additional shares of common stock to be placed with investors in the following amounts pursuant to Regulation D, Rule 504 and 505:



                            4,230,000 shares at       $0.01
                              500,000 shares at        1.90
                              600,000 shares at        5.00

         As of March 31, 1999 a total of $300,000 has been received from investors in advance of the issuance of such shares.

NOTE 3 - CONTINGENCY

         During fiscal 1995 and 1996, Nifco sold the rights to its primary software product, ORIGIN(R), to Columbia Diversified Software Fund Limited Partnership ("Columbia"). Under terms of the sale agreements, together with subsequent modifications and other verbal agreements, Nifco has continued to pay administrative fees to Columbia. During the three and six months ended March 31, 1999, fees paid totaled $39,000.

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

NOTE 4 - SUBSEQUENT EVENTS

         Subsequent to March 31, 1999 the Company received an additional $700,000 from investors for shares described in Note Two. During the subsequent period, the Company also entered into a definitive agreement to repurchase the rights to ORIGIN(R) software (See Note 3). The rights are to be acquired through a series of transactions that are ultimately expected to result in the forgiveness of certain notes receivable from Columbia Diversified Software Fund Limited Partnership (for which the Company has not given accounting recognition) and issuance of up to five million shares of Company stock.

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

  27                Financial Data Schedule