Form 10QSB
period 1999-06-30
SMARTSOURCE COM INC
filed 1999-08-16
CIK 827082

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                  FORM 10-QSB

(Mark One)


[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended       June 30, 1999
                                ------------------------------------------------

[ ]      Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from                         to
                               -----------------------    ----------------------

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

Yes [X]   No [ ]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes [X]   No [ ]

                     APPLICABLE ONLY TO CORPORATE ISSUERS:

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 10,918,309 shares of Common Stock

         Transitional Small Business Disclosure Format  (check one):

Yes [ ]   No [X]

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

RESULTS OF OPERATIONS AND COMPARATIVE INFORMATION

During the quarter ended June 30,1999, the Company's consolidated revenues were $145,500, a 23% decrease as compared to revenues of $188,500 for the second quarter ended March 31,1999. Revenues for the nine month period ended June 30,1999 were $495,700 which is significantly lower than annual revenues of $1,571,000 and $1,054,800 in 1998 and 1997 respectively . The lower revenues are primarily the result of the Company's intensive efforts on developing new software products during the current year combined with the fact that management was focused on integration issues following the merger between Nifco Investments Ltd. and Smartsouces.com in December 1998.

With the merger of Nifco Investments finalized and a shift in focus away from research and development, the Company was able to begin concentrating efforts on increasing revenue through new sales and marketing initiatives. New staff were hired including a new Vice- President of Sales and Marketing and Vice-President of Business Development. Furthermore, the Company hired additional sales and marketing staff along with support staff in order to enhance the Company's profile and increase revenues.

During the quarter ended June 30,1999, the Company's operating expenses were $530,800, a 22% increase as compared to operating expenses of $433,900 for the second quarter ended March 31,1999. Total operating expenses for the nine month period ended June 30,1999 were $1,216,900. The increase in operating expenses were due to higher professional fees combined with an increase in employee salaries. The Company incurred higher professional fees primarily due to legal and accounting costs associated with the negotiation and subsequent agreement to re-acquire the rights to ORIGIN, a trade compliance software program. Employee salaries increased during the quarter due to the hiring of additional sales, marketing and support staff.

The net loss for the quarter ended June 30,1999 was $418,000 as compared to a net loss of $369,200 for the quarter ended March 31,1999. The net loss for the nine month period ended June 30,1999 was $877,100. The losses were funded primarily from proceeds resulting from the issuance of additional share capital.

Comparative revenues for the nine-month period ended June 30, 1998 are not available. The lack of comparative information is due to the fact that prior to the merger with SmartSources.com, Nifco Investments Ltd. and subsidiaries had no requirement to report consolidated financial position or consolidated results of operations on a quarterly basis in accordance with U.S. generally accepted accounting principles. Furthermore, the accounting systems and records for these companies cannot generate an accurate quarterly cutoff for fiscal 1998, and it is not practicable for the Company to go back and recreate such financial information.

REPURCHASE OF ORIGIN SOFTWARE RIGHTS AND ISSUANCE OF PREFERRED SHARES

In 1995 and 1996, the Company's subsidiary, SmartSources.com Technologies, Inc. (formerly Nifco Synergy Ltd. and hereafter referred to as "Technologies") sold the rights to its primary software product, ORIGIN, to Columbia Diversified Software Fund Limited Partnership ("Columbia") for Can$ 3.7 million and Can$ 11,670,400 of notes receivable. For accounting purposes, the substance of the ORIGIN sale was characterized as a sale of a tax benefit. Under Canadian tax law, Columbia was immediately able to write off the entire cost of the software and pass the benefit on to its limited partners. Following the sale, the risks and rewards of ownership remained with Technologies. Any future cash inflows to Technologies, either from collection of principal and interest on the notes receivable or from profit sharing arrangements, were wholly dependent on Technologies' continued efforts to develop and market the software.

Due to uncertainties surrounding collection, Technologies did not recognize the Can$ 11,670,400 notes receivable. Further, because of contingent issues related to Revenue Canada's reviewing the value of the software and the related tax deductions claimed by Columbia and its investors, recognition of revenue for the Can$ 3.7 million of cash received by Technologies was deferred.

Effective January 1, 1999, under an agreement signed May 19, 1999, the Company's subsidiary, Origin Software Corporation (Origin), reacquired the rights to ORIGIN from Columbia. The terms of the agreement are summarized as follows:

At closing, Columbia transferred the software rights to Origin in exchange for:
               11,670,400 no par class A nonvoting preferred shares
               5,000,000 no par class B nonvoting preferred shares

On October 1, 1999, Origin redeemed the 11,670,400 class A shares in exchange for a Can$ 11,670,400 note payable to Columbia.

On October 1, 1999, Columbia exchanged the Can$ 11,670,400 note from Origin for the Can$ 11,670,400 of notes receivable from Columbia that are held by Technologies.

At any time after October 1, 1999, Columbia may exercise an option to exchange the 5 million class B shares of Origin for common shares of SmartSources with market value of Can$ 5 million (limited to 5 million shares reserved for the exchange), based on average trading price during the 14 days prior to exercise. Common shares issued will be freely tradable, but 80% of the shares will be held in trust by a mutually agreed-upon trustee and released ratably to Columbia over the following four years.

The repurchase agreement also includes a mutual release of SmartSources and Columbia against claims arising against either party.

The reacquisition of the software rights was accounted for using the Can$ 5 million value of the SmartSources shares that will ultimately be issued to Columbia upon conversion of the Class B shares. This amount was reduced by the Can$ 3.7 million of deferred gain (net of Can$ 1.1 million of associated deferred tax assets), since the contingent liability to Columbia or its investors has been removed. No value was assigned to the Class A shares.

LIQUIDITY AND CAPITAL RESOURCES

During the quarter ended June 30,1999, the Company's cash position increased from $25,200 to $129,400. As at June 30,1999 the Company had a working capital deficit of $14,400 and a working capital ratio of .95. This is a significant improvement as compared to March 31,1999 when the Company had a working capital deficit of $208,000 and a working capital ratio of .5. The improvement in the Company's working capital is due to the issuance of additional share capital during the quarter.

The net loss for the quarter ended June 30,1999 was $418,000. The Company relied on the issuance of share capital to fund the net loss for the quarter ended June 30,1999. During the third quarter, the Company completed an equity financing that resulted in gross proceeds of $700,000. The financing was completed under Regulation D, Rule 504. As a result of the financing, the number of common shares issued and subscribed during the quarter increased from 10,918,309 to 11,418,305.

The Company's ability to fund future operations is dependent upon the generation of new sales and the raising of additional financing. The Company is currently transitioning focus from research and development to sales and marketing. New sales and marketing staff have been hired and the Company anticipates future revenue growth as a result. Furthermore, the Company anticipates additional equity will be issued over the next 12 months to ensure the Company has adequate working capital required for the Company to carry out its business plan.

The Company has not undertaken any material commitments for expenditures as of June 30,1999.

There are no legal or practical restrictions on the ability of the subsidiaries to transfer funds to the parent company (Smartsouces.com).

                                    PART II
                               OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The annual general meeting of the shareholders of the Company (the "Meeting") was held on May 21, 1999. At the Meeting, the shareholders voted upon a number of proposals, each of which is summarized below, along with the votes cast for and against each such proposal, votes withheld or abstaining therefrom and broker non-votes.

         ELECTION OF DIRECTORS. At the Meeting, the shareholders elected the following persons to the Board of Directors of the Company until the date of the annual shareholders meeting in the calender year set forth opposite the name of each such person:

                                                   Votes                    Broker
     Name                   Term     Votes For    Against    Abstaining    Non-Votes
     ----                   ----     ---------    -------    ----------    ---------
Nathan Nifco                2000     6,000,400       0           159           0
Joel S. Dumaresq            2000     6,000,400       0           159           0
Gerald J. Wittenberg        2000     6,000,400       0           159           0
Charles K. Kelly            2000     6,000,400       0           159           0

         APPROVAL OF THE COMPANY'S 1999 STOCK INCENTIVE COMPENSATION PLAN. At the Meeting, the shareholders of the Company voted on and approved the 1999 Stock Incentive Compensation Plan, as approved by the Board of Directors on April 27, 1999, a copy of which is attached hereto as Exhibit 10.2 and incorporated herein by reference (the "Plan"). The Plan authorizes the Compensation Committee of the Board of Directors to grant options to purchase up to an aggregate 10% of the issued shares of Common Stock of the Company to officers, directors and employees of the Company and its Subsidiaries as the Compensation Committee from time to time selects. Awards may also be made to consultants, agents, advisors and independent contractors who provide services to the Company and its Subsidiaries. 6,000,559 votes were cast for such proposal, 159 votes were cast against with no votes abstaining and no broker non-votes.

         RATIFICATION OF MOSS ADAMS LLP, TO SERVE AS AUDITORS OF THE COMPANY. At the Meeting, the shareholders of the Company voted on and approved the selection of Moss Adams, LLP, Independent Certified Public Accountants to serve as auditors of the Company for its fiscal year ending September 30, 1999. 6,000,559 votes were cast for such proposal with no votes cast against or abstaining and no broker non-votes.

ITEM 5.  OTHER INFORMATION.

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibits

Exhibit
Number       Description
-------      -----------

10.2         1999 Stock Incentive Compensation Plan

(b)      Reports on Form 8-K

         A Current Report on Form 8-K was filed on May 28, 1999 to report the acquisition of assets by Registrant.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                    SMARTSOURCES.COM, INC.


Date:   August 16, 1999             By: /s/ Sokhie Puar
        ------------------             -----------------------------------------
                                       Vice President, Corporate Development and
                                       Duly Authorized Officer and Principal
                                       Financial and Accounting Officer

                         Index to Financial Statements


Description                                                                       Page(s)
-----------                                                                       -------
SmartSources.com, Inc. and Subsidiaries Balance Sheet (Unaudited)
         as of June 30, 1999                                                        F-2

SmartSources.com, Inc. and Subsidiaries Statement of Operations (Unaudited)
         for the Three and Nine Months Periods Ended June 30, 1999                  F-3

SmartSources.com, Inc. and Subsidiaries Statement of Cash Flows (Unaudited)
         for the Three and Nine Months Periods Ended June 30, 1999                  F-4

Notes to Financial Statements                                                       F-5

                    SMARTSOURCES.COM, INC. AND SUBSIDIARIES
                           BALANCE SHEET (UNAUDITED)
                                 JUNE 30, 1999


                                     ASSETS
CURRENT ASSETS
     Cash and cash equivalents .................................   $   129,400
     Trade accounts receivable, net ............................       143,500
                                                                   -----------
               Total current assets ............................       272,900
CAPITALIZED SOFTWARE COSTS, net ................................     1,666,600
PROPERTY AND EQUIPMENT .........................................       760,600
OTHER ASSETS ...................................................        45,600
                                                                   -----------
               TOTAL ASSETS ....................................   $ 2,745,700
                                                                   ===========
                                  LIABILITIES
CURRENT LIABILITIES
     Trade accounts payable ....................................   $   215,500
     Income taxes payable ......................................         5,900
     Current portion of long-term debt .........................        65,900
                                                                   -----------
               Total current liabilities .......................       287,300
LONG-TERM LIABILITIES
Long-term debt, net of current portion .........................       422,500
Due to stockholder .............................................        68,500
Deferred income taxes ..........................................       871,800
                                                                   -----------
               TOTAL LIABILITIES ...............................     1,650,100
                                                                   -----------

STOCKHOLDERS' EQUITY
     Class A Preferred shares ..................................          --
     Class B Preferred shares ..................................     3,407,000
     Common stock ..............................................     1,000,100
     Accumulated other comprehensive income ....................       103,700
     Accumulated Deficit .......................................    (3,415,200)
                                                                   -----------
          Total Stockholders' Equity ...........................     1,095,600
                                                                   -----------
          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY ...........   $ 2,745,700
                                                                   ===========

                       See Notes to Financial Statements.

                    SMARTSOURCES.COM, INC. AND SUBSIDIARIES
                      STATEMENT OF OPERATIONS (UNAUDITED)



                                                     3 MONTHS ENDED  9 MONTHS ENDED
                                                      JUNE 30, 1999  JUNE 30, 1999
                                                      -------------  -------------
REVENUES EARNED ....................................   $   145,500    $   495,700
OPERATING EXPENSES .................................       530,800      1,216,900
                                                       -----------    -----------
OPERATING LOSS .....................................      (385,300)      (721,200)
                                                       -----------    -----------

OTHER INCOME (EXPENSE)
         INTEREST EXPENSE ..........................       (12,700)       (36,500)
         ADMINISTRATIVE FEES .......................       (13,400)       (52,500)
         LOSS ON DISPOSAL OF ASSETS ................          (400)       (49,200)
         OTHER .....................................         2,700         11,400
                                                       -----------    -----------
                                                           (23,800)      (126,800)
                                                       -----------    -----------
LOSS BEFORE PROVISION FOR INCOME TAXES .............      (409,100)      (848,000)

PROVISION FOR INCOME TAXES .........................        (8,900)       (29,100)
                                                       -----------    -----------

NET LOSS ...........................................   $  (418,000)   $  (877,100)
                                                       ===========    ===========

Basic earnings (loss) per share ....................   $      (.05)   $      (.11)
Diluted earnings (loss) per share ..................   $      (.04)   $      (.10)


                       SEE NOTES TO FINANCIAL STATEMENTS.

                    SMARTSOURCES.COM, INC. AND SUBSIDIARIES
                      STATEMENT OF CASH FLOWS (UNAUDITED)


                                                                                   3 MONTHS ENDED    9 MONTHS ENDED
                                                                                    JUNE 30, 1999    JUNE 30, 1999
                                                                                    -------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) ..............................................................    $    (418,000)   $    (877,100)
Adjustments
         Depreciation & amortization ...........................................           56,000          128,800
         Realized (gains) losses on investments ................................             (100)          (7,300)
         (Gain) Loss on disposal of assets .....................................              400           49,200
Changes in assets and liabilities
         Trade accounts receivable .............................................           42,200          269,200
         Other assets ..........................................................          (24,300)         (38,400)
         Accounts payable and other current liabilities ........................           46,300          111,800
         Administrative fees payable ...........................................         (157,100)        (118,000)
         Sale deposit ..........................................................             --            (99,500)
         Income taxes payable/refundable .......................................            2,100           (4,900)
                                                                                    -------------    -------------
                                                                                         (452,500)        (586,200)
                                                                                    -------------    -------------
FINANCING
         Purchase of property & equipment ......................................          (82,600)        (123,600)
         Proceeds from sale of Family ware .....................................             --            165,800
         Proceeds from sale of investments .....................................             --             17,600
                                                                                    -------------    -------------
                                                                                          (82,600)          59,800
                                                                                    -------------    -------------
INVESTING
         Borrowing (repayment) on line of credit ...............................          (39,900)         (53,700)
         Proceeds from issuance of shares ......................................          700,000        1,000,000
         Payment of long-term debt .............................................          (16,600)         (48,600)
         Repayment of stockholder advances .....................................           (5,400)        (102,200)
         Dividends .............................................................             --           (142,700)
                                                                                    -------------    -------------
                                                                                          638,100          652,800
                                                                                    -------------    -------------
EFFECT OF CHANGES IN EXCHANGE RATES ............................................            1,200            1,300
                                                                                    -------------    -------------
NET CHANGE .....................................................................          104,200          127,700
CASH, BEGINNING OF PERIOD ......................................................           25,200            1,700
                                                                                    -------------    -------------
CASH, END OF PERIOD ............................................................    $     129,400    $     129,400
                                                                                    =============    =============

INTEREST PAID ..................................................................    $      12,700    $      36,300
                                                                                    =============    =============
TAXES PAID .....................................................................    $       6,800    $      34,000
                                                                                    =============    =============
NON-CASH TRANSACTIONS
         Preferred shares issued in exchange for software rights ...............    $   3,407,000    $   3,407,000
                                                                                    =============    =============
         Deferred gain, net of tax, offset against software rights acquired ....    $   1,792,400    $   1,792,400
                                                                                    =============    =============


                       See Notes to Financial Statements.

NOTE 1 - BASIS OF PRESENTATION

         The consolidated financial statements and notes thereto at June 30, 1999 and for the three and nine months then ended reflect the reverse merger of SmartSources.com, Inc. ("SmartSources" or the "Company") with Nifco Investments Ltd. and Subsidiaries (collectively, "Nifco") on December 11, 1998. The merger was effected through issuance of 6 million shares of SmartSources' stock for all outstanding common shares of Nifco Investments Ltd. Because SmartSources had no assets or liabilities at the date of merger, the transaction was accounted for as a recapitalization of Nifco Investments Ltd. rather than a business combination.

         Comparative results of operations and cash flows for the three and nine months ended June 30, 1998 are not available due to the following factors. Prior to the merger, Nifco had no requirement to report consolidated financial position, results of operations and cash flows on a quarterly basis in accordance with U.S. generally accepted accounting principles. The accounting systems and records of the consolidated group comprising Nifco cannot generate an accurate quarterly cutoff during the fiscal 1998 period, and it is not practicable for the Company to go back and recreate such financial information.

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the instruction for Form 10-QSB and
Section 228.310.3(b) of Regulation S-B. Accordingly, they do not include all of the information and disclosures normally required by generally accepted accounting principles for complete financial statements.

         The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) which are, in the opinion of management, necessary for a fair presentation of the results for the interim period. The results of operations and cash flows for the three and nine months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statement for the years ended September 30, 1998 and 1997 and the notes thereto included in the Company's 1999 Proxy Statement.


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

                            4,230,000 shares at     $  0.01
                              500,000 shares at        1.90
                              600,000 shares at        5.00

         As of June 30, 1999, a total of $1,000,000 has been received from investors in advance of issuance of shares.

NOTE 3 - REPURCHASE OF ORIGIN SOFTWARE RIGHTS AND PREFERRED STOCK

         In 1995 and 1996, the Company's subsidiary, SmartSources.com Technologies, Inc. (formerly Nifco Synergy Ltd. and hereafter referred to as "Technologies") sold the rights to its primary software product, ORIGIN, to Columbia Diversified Software Fund Limited Partnership ("Columbia") for Can$
3.7 million and Can$ 11,670,400 of notes receivable. For accounting purposes, the substance of the ORIGIN sale was characterized as a sale of a tax benefit. Under Canadian tax law, Columbia was immediately able to write off the entire cost of the software and pass the benefit on to its limited partners. Following the sale, the risks and rewards of ownership remained with Technologies. Any future cash inflows to Technologies, either from collection of principal and interest on the notes receivable or from profit sharing arrangements, were wholly dependent on Technologies' continued efforts to develop and market the software.

         Due to uncertainties surrounding collection, Technologies did not recognize the Can$ 11,670,400 notes receivable. Further, because of contingent issues related to Revenue Canada's reviewing the value of the software and the related tax deductions claimed by Columbia and its investors, recognition of revenue for the Can$ 3.7 million of cash received by Technologies was deferred.

         Effective January 1, 1999, under an agreement signed May 19, 1999, the Company's subsidiary, Origin Software Corporation (Origin), reacquired the rights to ORIGIN from Columbia. The terms of the agreement are summarized as follows:

     1) At closing, Columbia transferred the software rights to Origin in exchange for:

                   11,670,400 no par class A nonvoting preferred shares
                    5,000,000 no par class B nonvoting preferred shares

     2) On October 1, 1999, Origin redeemed the 11,670,400 class A shares in exchange for a Can$ 11,670,400 note payable to Columbia.

     3) On October 1, 1999, Columbia exchanged the Can$ 11,670,400 note from Origin for the Can$ 11,670,400 of notes receivable from Columbia that are held by Technologies.

     4) At any time after October 1, 1999, Columbia may exercise an option to exchange the 5 million class B shares of Origin for common shares of SmartSources with market value of Can$ 5 million (limited to 5 million shares reserved for the exchange), based on average trading price during the 14 days prior to exercise. Common shares issued will be freely tradable, but 80% of the shares will be held in trust by a mutually agreed-upon trustee and released ratably to Columbia over the following four years.

         The repurchase agreement also includes a mutual release of SmartSources and Columbia against claims arising against either party.

         The reacquisition of the software rights was accounted for using the Can$ 5 million value of the SmartSources shares that will ultimately be issued to Columbia upon conversion of the Class B shares. This amount was reduced by the Can$ 3.7 million of deferred gain (net of Can$ 1.1 million of associated deferred tax assets), since the contingent liability to Columbia or its investors has been removed. No value was assigned to the Class A shares.

                                 EXHIBIT INDEX


Exhibit
Number       Description
-------      -----------
10.2         1999 Stock Incentive Compensation Plan

27           Financial Data Schedule