Form 10KSB
period 1999-09-30
SMARTSOURCES COM INC
filed 1999-12-29
CIK 827082

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

--------------------------------------------------------------------------------
                  For the fiscal year ended September 30, 1999

                             SMARTSOURCES.COM, INC.
                (formerly Innovest Capital Sources Corporation,
            Telco Communications, Inc. and Cody Capital Corporation)
               (Exact Name of Registrant as Specified in Charter)



          CO                    000-18232                     84-1073083
    (Incorporation)         (Commission Number)              (IRS Number)

   2030 Marine Drive           604-986-0889                     V7P 1V7
       Suite 100             Telephone number                (Postal Code)
    North Vancouver
 (Address of principal
   executive offices)

--------------------------------------------------------------------------------

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, No Par
                                                            Value

Yes [x] No [ ] (Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.)

No [ ] (indicate by check mark whether if disclosure of delinquent filers (ss.229.405) is not and will not to the best of Registrant's knowledge be contained herein, in definitive proxy or information statements incorporated herein by reference or any amendment hereto.)

Issuers revenue for its most recent fiscal year was $721,000.

As of September 30, 1999, the aggregate number of shares held by non-affiliates was approximately 5,548,000 shares. Due to the limited market for the Company securities, no estimate is being supplied herewith of the market value for such securities.

As of September 30, 1999, the number of shares outstanding of the Registrant's Common Stock was 11,563,200.

                      Exhibit Index is found on page 21.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-KSB incorporates by reference information from the Company's definitive Proxy Statement relating to its 2000 Annual Meeting of Stockholders.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

HISTORY AND ORGANIZATION

       Effective December 11, 1998, SmartSources.com, Inc. (the Company) completed the acquisition of Nifco Investments Ltd. (Nifco Investments) and Subsidiaries. The acquisition was effected by exchanging six million shares of common stock for all outstanding shares of Nifco Investments. In connection with the transaction, the stockholders of Nifco Investment obtained control of the Company; accordingly, the transaction is characterized as a reverse acquisition. As the Company had no material amount of assets or liabilities, the transaction was accounted for as a re-capitalization of Nifco Investments, rather than a business combination. The capital structure presented in the accompanying financial statements reflects the capital structure of the Company subsequent to a 1 for 75 reverse stock split authorized on October 15, 1998 and the six million shares issued in connection with the merger.

       Prior to the reverse acquisition described above, SmartSources.com Inc. was known as Innovest Capital Sources Corporation which operated as a development-stage company with no material amount of assets or liabilities.

       The company currently concentrates its activities in two lines of business: Content Management and International Trade Software and Services, and conducts its activities through four subsidiaries:
       SmartSources.com Technologies Inc., IntelliTrade Inc., Origin Software Corporation and Infer Technologies Inc. Nifco Investments is essentially a holding company with no business activity.

BUSINESS OF ISSUER

        The Company has two distinct business units:

        1)  Provider of content management software for Web applications

        2)  Provider of trade compliance software and trade consulting services

        Historically, the Company's revenues were derived from the trade division, however, the Company has recently shifted its focus to provide web-based content management software solutions to businesses and expects the majority of future revenues to be derived from this division.

CONTENT MANAGEMENT

        The Company's primary business focus going forward is its internet-based content management technology known as kServer. The Company's mandate is to develop and provide web-based solutions to communication and knowledge management needs by applying kServer and other best-of-breed technologies.

        The Company's implementation strategies for its Content Management business include:

        - Design of innovative web-based knowledge management solutions using its own and existing technology.

        - Establishment of partnerships with key value chain participants to enable the creation of a "complete solution".

        - Identification of and focus on carefully selected vertical markets combining industry attractiveness and the Company's ability to execute. The market segments the Company will focus on include:

               1.     Travel and transportation

               2.     Financial services

               3.     Professional services

        - Collaboration with customers to develop customized applications uniquely suited to solve their knowledge management problems.

        - Continual development of its technology base to extend its source of advantage.

        - Creation of an open platform, publishing and training to build a network of kServer specialists that will promote the use and potential of the Company's core technology.

        The Company has spent the past 24 months developing this technology and rolled out a commercial version of the product in the first quarter of the fiscal year ended September 30, 2000. The kServer technology provides a powerful way for companies to expand their customer base, streamline knowledge delivery, leverage self-service data and applications, and ultimately increase web-based revenues via a vast network of affiliate sites. With kServer, companies can manage relationships and automate content deployment across an unlimited number of web sites and deliver personalized communication and highly targeted applications to its web users.

        Web sites and portals developed with the kServer technology, called kSites, enable all authorized users to create, assemble, publish, personalize and manage vital business information easily, in `real time' and without any computer programming experience or knowledge. Through the use of a unique, expert content-management system, businesses can transform the Internet browser from a one-way viewer to a personalized, two-way application interface.

        Industry and Competitive Environment

        The competitive online environment is driving companies to deploy complex web sites that offer enhanced user experiences. These web sites can contain hundreds of thousands of content-rich web pages, and this content has been increasing in volume and complexity. In addition, today's web sites must be updated frequently by numerous contributors throughout an enterprise. Web teams find it difficult to manage the increasing complexity, volume and variability of this content. At the same time, the large number of web authoring tools and web application servers has contributed to the increasing technological complexity involved in developing and maintaining web sites. These trends have created a need for content management solutions that can accommodate this increasing volume of web content, leverage existing information technology investments and allow more contributors to add content to a web site.

        The market for content management solutions is rapidly emerging and is characterized by intense competition. We expect existing competition and competition from new market entrants to increase dramatically. A growing number of companies are trying to provide web content management solutions. In this market, new products are frequently introduced and existing products are often enhanced. In addition, new companies, or alliances among existing companies, may be formed that may rapidly achieve a significant market position.

        The Company competes with third party, content management solution providers, primarily Vignette, and, to a lesser extent, with workgroup solutions and content publishing application providers. It may face increased competition from these providers in the future. Other potential competitors include client/server software vendors currently developing or improving existing products addressed to the Company's market. Although the Company currently has partner relationships with a number of companies that provide complementary products such as web tools, enterprise document repositories and web servers, these partners may introduce competitive products in the future. Other large software companies, such as Microsoft and IBM, may also introduce competitive products. Many of the Company's existing and potential competitors have greater technical, marketing and financial resources than the Company.

        Product Features

        Multi-site

        A big part of kServer's power is the ability to create thousands of different sites, called kSites, very quickly without writing any html and xml code. A template-based publishing environment and a visual page builder allows site administrators to customize the look-and-feel of each site. All kSites are built on top of a common knowledge base and can easily share content between each other and establish content syndication networks that allow for real-time content exchange.

        Multi-user

        kServer includes a collaborative authoring environment so that many different users can work together on creating and managing content. All users have their own accounts and can belong to any number of kSites.

        Browser-based environment

        All administrative and authoring functionality is delivered through a browser. This means that users can collaborate from any computer anywhere in the world without having to download and install desktop applications.

        Knowledge Base structures

        All content in kServer is structured in user-designed content templates. These templates force a content structuring methodology that gives meaning or context to information. When large amounts of content is stored in kServer this structure prevents "information overload" {ie. what happens when there is too much information for it to be effectively mined}.

        Content syndication

        Content can be shared between kSites and other kSites or external databases or internet content. KSites can subscribe to specific content and display that content in-line as if it were native to that kSite.

        Built-in services

        KServer makes it easy to solve web programming problems like e-commerce, database access, and html and xml coding. Through the use of built-in objects users can easily add external content or user e-commerce objects to sell goods and services through their site.

        Sales, Marketing and Distribution

        The Company markets and sells its kServer product primarily through a direct sales force in North America. To date, it has licensed its software to 2 customers: everdream Corporation and the NAFTA Institute. The Company intends to significantly increase its sales and marketing team in the year 2000 to coincide with the commercial release of the kServer product.

        To extend its market reach and increase sales opportunities, the Company intends to establish relationships with leading technology partners and IT service providers. To date, the Company has established a partnership with First City Partners Group Inc. to assist in the sales of kServer to certain government and international trade organizations.

INTERNATIONAL TRADE SOFTWARE AND SERVICES

        Overview

        The Company's trade division has historically focused on its proprietary trade compliance technology called ORIGIN(TM), a windows-based software system designed to automate the complex process of international trade and customs compliance. ORIGIN(TM) is an expert system that contains a knowledge base and determination engine to interpret NAFTA's Rules of Origin.

        The Company is also able to provide a full-range of international trade consulting services to companies operating under NAFTA and other trade regulatory requirements. It provides consulting services to over 50 clients such as Sun Microsystems, Mattel, Delco Remy, Lipton and LeviStrauss & Company.

        Clients of the trade division receive benefits such as:

        -      Management of the complete NAFTA process,

        -      Specific services such as classification of bills of materials,

        - Review and evaluation of internal NAFTA qualification processes to determine if there are any weaknesses in the processes.

        Industry and Competitive Environment

        NAFTA is by far one of the most comprehensive and complex trade agreements in existence, with more than 1500 rules of origin regulating its application. Companies have found that keeping up with NAFTA and ensuring trade compliance is a major task costing them millions of dollars in consulting fees and excess tariff rates.

        The ORIGIN(TM) software is an expert system containing NAFTA's rules of origin in its knowledge base. ORIGIN(TM) applies these complex rules to a product's unique bill(s) of materials and produces all the necessary documentation to prove compliance. Unlike other trade compliance methods, ORIGIN(TM) automatically produces an audit trail to outline how a product complied under NAFTA.

        There are currently a number of companies and organizations that offer NAFTA and trade compliance information and import/export information to trade participants. These resources range from free access, pay-per-use, to monthly and annual subscription-based services.

        Both producers of competing software products, and non-software producing organizations maintain the capacity to compete with the Company on several different levels. The Internet represents a fundamentally competitive medium with a reduced level of supply and distribution constraints. Consequently there are numerous companies providing various levels of trade information and services.

        Product Features

        The ORIGIN(TM) product line is made up of ORIGIN(TM)Basic, ORIGIN(TM)Pro, ORIGIN(TM)Supplier, ORIGIN(TM)Customer,
        ORIGIN(TM)Analyzer and ORIGIN(TM)STP.

        Sales, Marketing and Distribution

        Currently the Company's International Trade Division maintains a continuous and comprehensive direct mail campaign informing select manufacturers of the features and benefits of ORIGIN(TM) specific to their industry needs and requirements. Target clients receive a comprehensive ORIGIN(TM) kit outlining each application included in the ORIGIN(TM) product line and how these applications can streamline their trade compliance process. Each direct mail package includes an ORIGIN(TM) brochure, product specifications, pricing sheet, CD-ROM multimedia demonstration, and CD-ROM trial version of ORIGIN(TM). Each package is followed up by one-on-one sales calls to ensure understanding of the product and arrange real-time online software demonstrations.

        Sales associates offer real-time online software demonstrations to potential customers presenting first hand the benefits and features of the ORIGIN(TM) software. The presentations accompanied, with a conference call, walk the client through each step of the software's function and illustrate to the users how ORIGIN(TM) could streamline their specific trade compliance process.

        All current sales and marketing are handled directly by an in-house sales and marketing team. The Company is currently reviewing partnership opportunities.

RESEARCH AND DEVELOPMENT

        The Company continues to invest in research and development to enhance the kServer and ORIGIN(TM) products. Research and development costs, expensed were $374,700 and $38,400 for 1999 and 1998 respectively. Product development expenditures are expected to increase substantially in the future. As of September 30, 1999, approximately 8 employees were engaged in research and development activities. Additional engineers will be hired in the future to further research and development activities.

PATENTS AND TRADEMARKS

        The Company's success depends on its ability to maintain the proprietary aspects of its technology and operate without infringing the proprietary rights of others. It relies on a combination of trademarks, trade secrets and copyright law, and contractual restrictions, to protect the proprietary aspects of its technology. The Company seeks to protect the source code for its software, documentation and other written materials under trade secret and copyright laws. The Company does not currently have any issued United States or foreign patents. Its license agreements impose certain restrictions on its customers' ability to utilize the Company's software. The Company also seeks to protect its intellectual property by requiring employees and consultants with access to proprietary information to execute confidentiality agreements with the Company and by restricting access to its source code. There can be no assurance that all employees or consultants have signed or could sign such agreements.

        Due to rapid technological change, the Company believes that factors such as the technological and creative skills of its personnel, new product developments and enhancements to existing products are equally important as the various legal protections of its technology to establish and maintain a technology leadership position.

PERSONNEL

        As of September 30,1999 the Company employed 22 full time employees.

ITEM 2. DESCRIPTION OF PROPERTY

The Company operates out of three offices located in Sunnyvale, California; Vancouver, British Columbia and Toronto, Ontario. The Sunnyvale offices consist of approximately 2,200 square feet of leased office space. The Company owns the Vancouver office space, which is approximately 3400 square feet. There are mortgages payable of approximately $428,000 collateralized by the Vancouver office. The Toronto office space consists of 3200 square feet of leased office space.

ITEM 3. LEGAL PROCEEDINGS

NONE

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

NONE

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded in the Over-The-Counter Market, and is quoted on the Electronic Bulletin Board under the symbol "SSXX". Set forth below are the high and low bid prices (which reflect prices between dealers and do not include retail markup, markdown or commissions and may not represent actual transactions) for each quarter since the reverse acquisition of Nifco on December 11,1999.

PERIOD                                             HIGH BID         LOW BID
---------------------------------------------------------------------------
December 11,1998 to December 31,1999               $5               $3
January 1,1999 to March 31,1999                    $6               $4.50
April 1,1999 to June 30,1999                       $61/2            $4 5/8
July 1,1999 to September 30,1999                   $5               $3 5/8



As of December 27, 1999, there were approximately 254 stockholders of record of the Company's common stock.

The closing bid and asked prices on December 27, 1999 were $5.06 and $5.19 respectively.

Sales of securities within the past three years without registration under the Securities Act of 1933 ("1933 Act") were as follows:

1. December 1998: 6,000,000 shares of common stock were exchanged for all of the outstanding capital stock of Nifco Synergy, a Canadian corporation, which is now a wholly owned subsidiary of the Company. The former Nifco Synergy stockholders are the holders of those shares. No underwriter was involved in the transaction. The sales were made in reliance upon the exemption from registration afforded by Section 4(2) of the 1933 Act.

2. December 1998: 4,230,000 shares of common stock were sold for cash in the aggregate amount of $42,300 without an underwriter to 10 investors. The sales were made in reliance upon the exemption from registration afforded by Section 4(2) of the 1933 Act and Rule 504 of Regulation D thereunder.

3. May 1999: 500,000 shares of common stock were sold for cash in the aggregate amount of $950,000 without underwriters to 1 investor. The sale were made in reliance upon the exemption from registration afforded by Section 4(2) of the 1933 Act and Rule 504 of Regulation D thereunder.

4. September 1999: 144,900 shares of common stock were sold for cash in the aggregate amount of $500,000 without underwriters to 3 investors. The sales were made in reliance upon the exemption from registration afforded by Section 4(2) of the 1933 Act and Rule 506 of Regulation D thereunder.

DIVIDEND POLICY

        Prior to the reverse acquisition of Nifco Investments on December 11, 1998, a dividend of $142,400 was paid to Nifco Investments shareholders. Subsequent to December 11,1999 no dividends were paid by the Company. We do not anticipate paying a cash dividend in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT OF OPERATIONS DATA

------------------------------------ -----------------------------------
                                                FISCAL YEARS
------------------------------------ ----------- ----------- -----------
                                        1999        1998        1997
------------------------------------ ----------- ----------- -----------
Revenues Earned                      721,000     1,571,100   1,054,800
------------------------------------ ----------- ----------- -----------
Operating Expenses                   1,971,500   995,900     1,020,500
------------------------------------ ----------- ----------- -----------
   Operating Income(Expense)         (1,250,500) 575,200     34,300
------------------------------------ ----------- ----------- -----------
Other Income(Expense):
------------------------------------ ----------- ----------- -----------
   Administrative fees               (52,400)    (168,900)   (430,700)
------------------------------------ ----------- ----------- -----------
   Write-down in investment in       -           (103,400)   (109,300)
joint venture
------------------------------------ ----------- ----------- -----------
   Interest expense                  (50,300)    (63,300)    (49,800)
------------------------------------ ----------- ----------- -----------
   Other income                      (13,000)    16,000      10,500
------------------------------------ ----------- ----------- -----------
INCOME(LOSS) BEFORE PROVISION FOR    (1,366,200) 255,600     (545,000)
INCOME TAXES
------------------------------------ ----------- ----------- -----------
PROVISION FOR INCOME TAXES           693,400     (102,700)   214,800
------------------------------------ ----------- ----------- -----------
NET INCOME(LOSS)                     (672,800)   152,900     (330,200)
------------------------------------ ----------- ----------- -----------


BALANCE SHEET DATA

------------------------------------ ----------- -----------
                                       1999        1998
------------------------------------ ----------- -----------
Cash and cash equivalents            164,200     1,700
------------------------------------ ----------- -----------
Working capital                      166,800     (14,900)

------------------------------------ ----------- -----------
Total assets                         2,956,900   1,426,700
------------------------------------ ----------- -----------
Long-term debt, less current         414,800     448,400
portion
------------------------------------ ----------- -----------
Total stockholders' equity           (1,264,900) (2,225,700)
------------------------------------ ----------- -----------



OPERATIONS ANALYSIS

During the year ended September 30, 1999 the Company had consolidated revenues of $721,000, operating expenses of $1,971,500 and a net loss of $672,800.

Revenues decreased 54% from 1998 revenues of $1,571,100. The lower revenues are primarily the result of the Company's shift in focus away from trade compliance software and to the development of Kserver, its web-based content management technology. Revenues for the trade division were down due to the non-recurrence of one-time software development contracts that took place in fiscal 1998 with Tradespace Technologies Corp. (Tradespace) and PMG Project Management Groupware Inc. (PMG). In 1998 revenues from Tradespace and PMG accounted for 20% and 26% of the Company's consolidated revenues, respectively, for a total of $722,700.

In 1997 revenues were $1,054,800, which is consistent with revenues for 1998 excluding the one-time software development contracts described above.

The Company will now be able to concentrate its efforts on increasing revenue through new sales and marketing initiatives. In 1999 the Company hired a new Vice-President of Sales and Marketing and a Vice-President of Business Development. Furthermore, the Company is in the process of hiring additional sales and marketing staff along with support staff, in order to enhance the Company's profile and increase revenues.

Operating expenses increased 98% from operating expenses for 1998 of $995,900. The increase in operating expenses is a result of continued Research and Development costs for the K-Server line of products and higher payroll costs due to the increased number of employees in all areas of the Company and hiring of Senior Management. Also, the Company incurred higher professional fees -mainly legal and accounting- subsequent to the reverse merger with a public company in December 1999. In 1999 Research and Development Costs were of $374,700 and in 1998, they were of $38,400. Operating costs of $995,900 in 1998 were consistent with 1997 operating costs of $1,020,500.

In 1999 the Company's interest expense decreased by $13,000 due to the reduced long-term debt levels of the company.

As a result of the decrease in revenues and increase in operating costs outlined above, the Company had a net loss of $672,800 in 1999. In 1998 the Company reported net income of $152,900 and in 1997 it reported a loss of $330,200. The net loss for 1999 was funded from proceeds from the issuance of additional equity capital.

INCOME TAXES

As described in Note 3 to the financial statements, during 1995 and 1996, the Company's subsidiary, Technologies, sold the rights to its primary software product to Columbia Diversified Software Fund Limited Partnership (Columbia). During 1999, it repurchased these rights. As described in Note 5, during the same time frame, Technologies purchased and sold an interest in certain other software rights. These transactions all included a significant non-cash component that employed the issuance, receipt, and settlement of long-term promissory notes. As described more fully in Notes 3 and 5 to the financial statements, these notes were not recognized for financial reporting purposes. However, the notes increased significantly the value assigned to the software rights in question for tax reporting purposes in Canada.

Under Canadian tax law, the cost of software acquired can be written off in the year of acquisition. Gains on sales of capital assets, including software rights, are recognized over a maximum of five years, in annual increments equal to the greater of the amount of cash received during the year or one-fifth of the gain. Assigning a value to the software sales and purchases that includes the promissory notes referred to above increases significantly both the tax deductions taken by those purchasing the software and the gains recognized by those selling.

Revenue Canada is currently reviewing various software transactions, including those to which Technologies was a party. The Company has submitted a proposed settlement that would limit the amount of tax it must pay on the net gain from these transactions to the net amount of cash received. Under the proposed settlement, the Company would incur no additional tax liability beyond that which was reported in prior years. As of December 20, 1999, a representative of Revenue Canada has verbally agreed in substance to the terms of the proposed settlement; and, accordingly, management estimates that no additional tax liability will be incurred with respect to the transactions referred to above.

INTERNAL AND EXTERNAL SOURCES OF LIQUIDITY

During the year ended September 30, 1999, the Company's cash position increased from $1,700 to $164,200. At September 30, 1999, the Company had a working capital of $166,800 and a current ratio of 1.6 to 1. This is a significant improvement as compared to September 30, 1998 when the Company had working capital deficit of $14,900 and a current ratio of .97 to 1. The improvement in the Company's working capital is due to the issuance of additional equity capital during the year.

The net loss for the year ended September 30,1999 was $672,800. The Company's primary source of liquidity and cash during the year was from the issuance of equity capital. During 1999 the Company completed equity financing that resulted in gross proceeds of $1,500,000. As a result of the financing, the number of common shares issued and subscribed during the year increased from 6,688,300 to 11,563,200.

The Company's primary source of liquidity and cash during the year ended September 30,1998 was from cash provided from operations. Net cash provided from operating activities was $314,400, which was adequate to fund ongoing operations.

The Company's ability to fund future operations is dependent upon the generation of new sales and the raising of additional financing. During 1999, the Company continued its plan to diversify its revenue base and reposition its operations to take advantage of expected lucrative software markets, particularly the knowledge management segment. It also hired a new chief operating officer and chief financial officer, as well as other vital management personnel. In order to provide working capital in 1999, the Company raised a $1.5 million of equity capital. The Company plans to raise additional equity capital in fiscal 2000 sufficient to meet cash flow requirements, consistent with its business plan, which is currently under development. Through December 20, 1999, the Company had secured additional equity capital of $600,000 for the purpose of funding operations in fiscal 2000.

The Company has not undertaken any material commitments for expenditures as of September 30, 1999.

There are no legal or practical restrictions on the ability of the subsidiaries to transfer funds to the parent company (Smartsouces.com).

SIGNIFICANT ELEMENTS OF INCOME OR LOSS THAT DO NOT ARISE FROM THE COMPANY'S CONTINUING OPERATIONS

Administrative fees

      Administrative fees comprise management fees and a percentage of sales from the Origin products paid to Columbia Diversified Software Fund (Columbia) on a monthly basis as per the agreements that were current with Columbia prior to May 1999. Effective May 1999 the Company is not liable for further payments of administrative or any other fees to Columbia. During 1999, administrative fees paid to Columbia were $52,400. In 1998 these fees were of $168,900 and in 1997, $430,700 were paid to Columbia.

Write-down in investment in joint venture

      During fiscal 1996, the Company's subsidiary, Technologies, paid $393,100 to acquire a 40% interest in certain software rights. Another $1,637,900 of consideration was given in the form of a promissory note, but payment of the note was contingent on the level of future revenues derived from the investment. Under terms of a joint venture agreement between the parties, Technologies appointed the seller as its exclusive agent to maintain, develop, distribute, and market the software. Through September 30, 1998, Technologies had received essentially no revenue from the venture. Accordingly, the investment was written down to its net realizable value of $163,800.

      Effective October 1, 1999, Nifco Synergy sold its interest in the software for $163,800 cash and a $458,600 promissory note. Due to uncertainties surrounding collection of the note receivable, the Company has not recognized the note, and no gain or loss was recognized on the sale.

      In 1999 the write-down in the investment described above did not have any impact. In 1998 the cost of the write-down was of $103,400 and in 1997 it was of $109,300.

REPURCHASE OF ORIGIN SOFTWARE RIGHTS AND ISSUANCE OF PREFERRED SHARES

In 1995 and 1996, The Company's subsidiary, Technologies, sold the rights to its primary software product, ORIGIN, to Columbia Diversified Software Fund Limited Partnership (Columbia) for $2,432,000 and $7,774,400 of notes receivable. For accounting purposes, the substance of the ORIGIN sale was characterized as a sale of a tax benefit. Under Canadian tax law, Columbia was immediately able to write off the entire cost of the software and pass the benefit on to its limited partners. Following the sale, the risks and rewards of ownership remained with Technologies. Any future cash inflows to Technologies, either from collection of principal and interest on the notes receivable or from profit sharing arrangements, were wholly dependent on Technologies' continued efforts to develop and market the software.

Due to uncertainties surrounding collection, Technologies did not recognize the $7,774,400 notes receivable. Further, because of contingent issues related to Revenue Canada's reviewing the value of the software and the related tax deductions claimed by Columbia and its investors, recognition of revenue for the $2,432,000 of cash received by Technologies was deferred.

Under an agreement signed in May 1999, the Company's subsidiary, Origin Software Corporation (Origin Software), reacquired the rights to ORIGIN from Columbia. Terms of the agreement are summarized as follows:

        1. At closing in May 1999, Columbia transfers the software rights to Origin Software in exchange for 11,670,400 class A preferred shares and 5,000,000 class B preferred shares of Origin Software.

        2. On October 1, 1999, Origin redeems the 11,670,400 class A shares in exchange for a $7,774,400 note payable to Columbia.

        3. On October 1, 1999, Columbia exchanges the $7,774,400 note from Origin Software for the $7,774,400 of notes receivable from Columbia that are held by Technologies.

        4. At any time after October 1, 1999, Columbia may exercise an option to exchange the 5 million class B shares of Origin Software for an amount of common shares of the Company with market value of Cdn $5 million (not to exceed 5 million common shares reserved for the exchange), based on average trading price during the fourteen-day period immediately prior to exercise. The agreement requires that the common shares issued be freely tradable, but 80% of the shares will be held in trust and released ratably to Columbia over the following four years.

The repurchase agreement also includes a mutual release designed to insulate the Company and Columbia against claims arising against either party.

The reacquisition of the software rights was accounted for using the Cdn $5 million (US $3.4 million) value of the Company's common shares that may be issued to Columbia upon conversion of the Class B preferred shares. This amount was reduced by the Cdn $3.7 million (US $2.5 million) of deferred gain, net of Cdn $1.1 million (US $.7 million) of associated deferred tax assets. Because Technologies did not recognize the $7,774,400 note receivable taken as consideration when the software rights were sold to Columbia in 1995 and 1996, no value was assigned to the Class A shares issued to ultimately settle this note.

YEAR 2000 COMPLIANCE

The Year 2000 issue refers generally to the problems that some software may have in determining the correct century for the year. For example, software with date-sensitive functions that is not Year 2000 compliant may not be able to distinguish whether "00" means 1900 or 2000, which may result in system failures or erroneous results.

We have conducted a Year 2000 readiness review for the current and prior versions of our products. The review includes:

    - assessment;

    - implementation, including remediation, upgrading and replacement of non-compliant product versions;

    - validation testing; and

    - contingency planning.

We have completed all phases of our plan, with respect to the current and prior versions of all of our products. As a result, the current and prior versions of each of our products are Year 2000 compliant when configured and used in accordance with the related documentation, and provided that the underlying operating system of the host machine and any other software used with or in the host machine or our products are also Year 2000 compliant.

We have not tested our products on all platforms or all versions of operating systems that our products currently support.

We have tested licensed software, shareware and freeware obtained from third parties that is incorporated into our products or sold in conjunction with our products, and have assurances from our vendors that this licensed software is Year 2000 compliant. Despite our testing, our products may contain undetected errors or defects associated with Year 2000 date functions. Known or unknown errors or defects in our products could result in:

    - delay or loss of revenue;

    - diversion of development resources;

    - damage to our reputation;

    - increased service and warranty costs; or

    - liability from our customers.

Accordingly, errors or defects in our products could seriously harm our business.

Some commentators have predicted significant litigation regarding Year 2000 compliance issues, and we are aware of lawsuits against other software vendors. Because of the unprecedented nature of this litigation, it is uncertain whether or to what extent we will be affected by it.

Our internal systems include both our computer and network systems and other systems. We have initiated an assessment of our most important computer and network systems and expect to complete the assessment by December 1999. We have not yet begun to assess the Year 2000 compliance of our other systems, but we expect to complete this assessment by December 1999. To the extent that we are not able to assess the technology provided by third-party vendors, we are seeking assurances from them that their systems are Year 2000 compliant. Although we are not currently aware of any material operational issues or costs associated with preparing these systems for the Year 2000, we may experience unanticipated problems and costs caused by undetected errors or defects in the technology used in these systems.

We currently have only limited information concerning the Year 2000 compliance status of our customers. As is the case with other similarly situated software companies, if our current or future customers fail to achieve Year 2000 compliance or if they divert technology expenditures, especially technology expenditures that were reserved for enterprise software, to address Year 2000 compliance problems, our business could be harmed.

We have funded our Year 2000 plan from available cash and have not separately accounted for these costs in the past. To date, these costs have not been material.

We may experience material problems and costs with Year 2000 compliance that could harm our business.

We have not yet developed a contingency plan to address situations that may result if we are unable to achieve Year 2000 readiness of our critical operations and do not anticipate the need to do so. The cost of developing and implementing a plan may itself be material. Finally, we are also subject to external forces that might generally affect industry and commerce, such as utility or transportation company Year 2000 compliance failures and related service interruptions.

ITEM 7. FINANCIAL STATEMENTS



                                   SMARTSOURCES.COM, INC. AND SUBSIDIARIES
                                                         TABLE OF CONTENTS
                                               SEPTEMBER 30, 1998 AND 1999
--------------------------------------------------------------------------

                                                                     PAGE

INDEPENDENT AUDITOR'S REPORT...........................................1


CONSOLIDATED FINANCIAL STATEMENTS

     Balance Sheet.....................................................2

     Statement of Operations...........................................3

     Statement of Stockholders' Deficit................................4

     Statement of Cash Flows...........................................5

     Notes to Consolidated Financial Statements........................6

                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors and Stockholders
SmartSources.com, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of SmartSources.com, Inc. and Subsidiaries as of September 30, 1999, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SmartSources.com, Inc. and Subsidiaries as of September 30, 1999, and the results of its operations and its cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 11 to the financial statements, the Company has reported a current year loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 11. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ MOSS ADAMS LLP

Bellingham, Washington
November 19, 1999, except for Note 12,
as to which the date is December 20, 1999

                                         SMARTSOURCES.COM, INC. AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEET
                                                              SEPTEMBER 30, 1999
--------------------------------------------------------------------------------

ASSETS

                                                                   September 30,
                                                                       1999
                                                                   -------------

CURRENT ASSETS
    Cash and cash equivalents                                       $   164,200
    Trade accounts receivable, net of allowance
        for doubtful accounts of $36,500                                184,800
    Prepaid expenses                                                     94,800
                                                                    -----------
           Total current assets                                         443,800

CAPITALIZED SOFTWARE COSTS, net                                       1,550,500

PROPERTY AND EQUIPMENT, net                                             764,300
OTHER ASSETS                                                            198,300
                                                                    -----------
TOTAL ASSETS                                                        $ 2,956,900
                                                                    ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
    Accounts payable and accrued liabilities                        $   140,000
    Income tax payable                                                   78,300
    Current portion of long-term debt                                    58,700
                                                                    -----------
           Total current liabilities                                    277,000

LONG-TERM LIABILITIES
    Due to stockholder                                                   24,700
    Long-term debt, net of current portion                              414,800
    Deferred tax liability                                               64,200
                                                                    -----------
           Total liabilities                                            780,700
                                                                    -----------
COMMITMENTS AND CONTINGENCIES (NOTE 12)

MINORITY INTEREST                                                     3,441,100
                                                                    -----------
STOCKHOLDERS' DEFICIT
    Common stock, no par value, 50 million shares
        authorized, 11,563,200 shares outstanding                     1,821,300
    Accumulated other comprehensive income                              124,500
    Accumulated deficit                                              (3,210,700)
                                                                    -----------
           Total stockholders' deficit                               (1,264,900)
                                                                    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 2,956,900
                                                                    ===========



See accompanying notes to these consolidated financial statements.            2
-------------------------------------------------------------------------------

                                        SMARTSOURCES.COM, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENT OF OPERATIONS
                                        YEARS ENDED SEPTEMBER 30, 1998 AND 1999
-------------------------------------------------------------------------------


                                                September 30,     September 30,
                                                    1998              1999
                                                -------------     -------------


REVENUES EARNED                                 $   1,571,100     $     721,000

OPERATING EXPENSES                                    995,900         1,971,500
                                                -------------     -------------

OPERATING INCOME (LOSS)                               575,200        (1,250,500)
                                                -------------     -------------

OTHER INCOME (EXPENSE)
    Administrative fees                              (168,900)          (52,400)
    Interest expense                                  (63,300)          (50,300)
    Other income (expense)                             16,000           (13,000)
    Write-down of investment in joint venture        (103,400)              --
                                                -------------     -------------
                                                     (319,600)         (115,700)
                                                -------------     -------------
INCOME (LOSS) BEFORE PROVISION
FOR INCOME TAXES                                      255,600        (1,366,200)

PROVISION FOR INCOME TAXES                           (102,700)          693,400
                                                -------------      ------------

NET INCOME (LOSS)                               $     152,900      $   (672,800)
                                                =============      ============

BASIC EARNINGS (LOSS) PER SHARE                 $       0.02       $     (0.07)
                                                =============      ============

DILUTED EARNINGS (LOSS) PER SHARE               $       0.02       $     (0.07)
                                                =============      ============



See accompanying notes to these consolidated financial statements.            3
-------------------------------------------------------------------------------

                                         SMARTSOURCES.COM, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                         YEARS ENDED SEPTEMBER 30, 1998 AND 1999
--------------------------------------------------------------------------------





                                                                     Accumulated
                                            Common Stock                Other                        Comprehensive
                                       ------------------------     Comprehensive     Accumulated       Income
                                        Shares          Amount          Income           Deficit         (Loss)            Total
                                      ----------     -----------    -------------     ------------    -------------     -----------

BALANCE, September 30, 1997            6,688,300     $       100     $    35,100      $(2,483,600)                      $(2,448,400)

    Net income                              --              --              --            152,900      $   152,900          152,900

    Foreign currency translation
       adjustment                           --              --           224,300             --            224,300          224,300

    Income tax effect                       --              --           (89,700)            --            (89,700)         (89,700)
                                                                                                       -----------
    Total comprehensive income              --              --              --               --        $   287,500             --
                                                                                                       ===========
    Dividends                               --              --              --            (64,800)                          (64,800)
                                     -----------     -----------     -----------      -----------                       -----------

BALANCE, September 30, 1998            6,688,300             100         169,700       (2,395,500)                       (2,225,700)

    Net loss                                --              --              --           (672,800)     $  (672,800)        (672,800)

    Foreign currency translation
       adjustment                           --              --           (68,500)            --            (68,500)         (68,500)

    Income tax effect                       --              --            23,300             --             23,300           23,300
                                                                                                       -----------
       Total comprehensive loss             --              --              --               --        $  (718,000)            --
                                                                                                       ===========
    Common stock issued                4,874,900       1,500,000            --               --                           1,500,000

    Stock warrants issued for
       compensation                         --           277,100            --               --                             277,100

    Forgiveness of related
       party debt                           --            44,100            --               --
                                                                                                                             44,100

    Dividends                               --              --              --           (142,400)                         (142,400)
                                      ----------     -----------     -----------      -----------                       -----------
BALANCE, September 30, 1999           11,563,200     $ 1,821,300     $   124,500      $(3,210,700)                      $(1,264,900)
                                      ==========     ===========     ===========      ===========                       ===========





See accompanying notes to these consolidated financial statements.             4
--------------------------------------------------------------------------------

                                         SMARTSOURCES.COM, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                         YEARS ENDED SEPTEMBER 30, 1998 AND 1999
--------------------------------------------------------------------------------
                           Increase (Decrease) in Cash

                                                           September 30,       September 30,
                                                               1998                1999
                                                           -------------       -------------
CASH FROM OPERATING ACTIVITIES
    Net income (loss)                                      $   152,900         $  (672,800)
Adjustments to reconcile net income (loss) to
net cash from operating activities
    Depreciation and amortization                              150,100             272,500
    Loss on disposal of assets                                   1,700              40,500
    Stock-based compensation                                      --                63,700
    Realized (gains) losses on sale of investments               7,100             (10,400)
    Deferred income taxes                                       78,700            (784,200)
    Write-down of investment in joint venture                  103,400                --
Changes in operating assets and liabilities
    Trade accounts receivable                                 (302,900)            229,400
    Other assets                                                (7,200)            (39,000)
    Accounts payable and other current liabilities              85,400             (63,700)
    Income taxes payable and refundable                        (58,200)             65,500
    Sale deposit                                               103,400                --
                                                           -----------         -----------
           Net cash flows from operating activities            314,400            (898,500)
                                                           -----------         -----------
CASH FROM INVESTING ACTIVITIES
    Purchase of property and equipment                         (46,600)           (139,500)
    Proceeds from sale of investments                          180,400              86,900
    Purchase of investments                                    (16,600)               --
    Software costs capitalized                                 (94,300)               --
                                                           -----------         -----------
           Net cash flows from investing activities             22,900             (52,600)
                                                           -----------         -----------
CASH FROM FINANCING ACTIVITIES
    Repayment of note payable, net                             (59,100)            (53,600)
    Principal repayments of long-term debt                     (66,100)            (64,800)
    Repayment of advances from stockholder                    (156,500)           (102,000)
    Proceeds from issuance of common stock                        --             1,500,000
    Dividends                                                  (64,800)           (142,400)
                                                           -----------         -----------
           Net cash flows from financing activities           (346,500)          1,137,200
                                                           -----------         -----------
EFFECT OF CHANGES IN EXCHANGE RATES                               (600)            (23,600)
                                                           -----------         -----------
NET CHANGE IN CASH                                              (9,800)            162,500

CASH AND CASH EQUIVALENTS, beginning of year                    11,500               1,700
                                                           -----------         -----------
CASH AND CASH EQUIVALENTS, end of year                     $     1,700         $   164,200
                                                           ===========         ===========

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
       Interest paid                                       $    63,300         $    50,300
                                                           ===========         ===========
       Income taxes paid                                   $    82,300         $    32,300
                                                           ===========         ===========





See accompanying notes to these consolidated financial statements.             5
--------------------------------------------------------------------------------

                                         SMARTSOURCES.COM, INC. AND SUBSIDIARIES

NOTE 1 -- ORGANIZATION, REVERSE ACQUISITION, AND OPERATIONS

       ORGANIZATION

       SmartSources.com, Inc. (the Company) was incorporated in 1987 in the State of Colorado as Cody Capital Corporation. The Company completed a public offering in 1988. In 1989, it acquired Telco of Baton Rouge, Inc., which was merged into the Company, and the Company changed its name to Telco Communications, Inc. In 1994, the Company filed for Chapter 11 bankruptcy protection. The Bankruptcy Court (the Court) subsequently converted the status of the filing to Chapter 7 and appointed a Trustee to manage the affairs of the Company.

       In 1996, under direction of the Court, all authorized but unissued shares were sold to an individual, and the Company emerged from bankruptcy with no assets, liabilities, and subject to no claims or litigation. In 1997, the Company name was changed to Innovest Capital Sources Corporation, and control of the Company was obtained by Intrepid International, S.A., a Panamanian corporation, through purchase of approximately 85% of the Company's outstanding shares.

       From the date of its emergence from bankruptcy on April 12, 1996 until December 11, 1998, the date of the acquisition discussed below, the Company operated as a development stage company. Prior to the acquisition, the Company had no material amount of assets or liabilities.

       REVERSE ACQUISITION

       Effective December 11, 1998, the Company completed the acquisition of Nifco Investments Ltd. (Nifco Investments) and Subsidiaries. The acquisition was effected by exchanging six million shares of common stock for all outstanding shares of Nifco Investments. In connection with the transaction, the stockholders of Nifco Investment obtained control of the Company; and, accordingly, the transaction is characterized as a reverse acquisition. However, because the Company had no material amount of assets or liabilities, the transaction was accounted for as a recapitalization of Nifco Investments, rather than a business combination. The capital structure presented in the accompanying financial statements reflects the capital structure of the Company subsequent to a one for 75 reverse stock split authorized on October 15, 1998 and the six million shares issued in connection with the acquisition.

       Concurrent with the acquisition, the Company name was changed to SmartSources.com, Inc., and it adopted the September 30 fiscal year-end of Nifco Investments.

       OPERATIONS

       Nifco Investments was incorporated in the province of British Columbia, Canada in September 1998 for the purpose of holding all outstanding shares of SmartSources.com Technologies, Inc. ((Technologies), formerly Nifco Synergy Ltd.); Intelli Trade, Inc. (Intelli Trade); Infer Technologies, Inc. (Infer Technologies); and Origin Software Corporation (Origin Software).

       Technologies is a British Columbia corporation organized in 1990. Operations are located in Vancouver, British Columbia where it is engaged in developing and marketing computer and internet-based knowledge management software. Over the past five years, efforts have focused primarily on international trade compliance applications, which help businesses qualify for preferential tariff treatment under the North American Free Trade Agreement (NAFTA).

       Intelli Trade is a British Columbia corporation organized in 1994. Operations are located in Toronto, Ontario, where it provides international trade consulting services.

                                         SMARTSOURCES.COM, INC. AND SUBSIDIARIES

       Infer Technologies is a Delaware corporation organized in 1999 to exploit the Company's knowledge-management applications software known as kServer. Operations are located in Silicon Valley.

       Origin Software is a British Columbia corporation organized in September 1998 to hold the rights to certain software products (see Note 3).

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       BASIS OF PRESENTATION -- The accompanying financial statements are presented in accordance with U.S. generally accepted accounting principles.

       PRINCIPLES OF CONSOLIDATION AND MINORITY INTEREST -- The consolidated financial statements of SmartSources.com, Inc. and Subsidiaries include the accounts of its direct and indirect wholly-owned subsidiaries: Nifco Investments, Inc.; SmartSources.com Technologies, Inc.; Intelli Trade, Inc.; Infer Technologies, Inc.; and Origin Software Corporation. All material intercompany accounts and transactions have been eliminated in consolidation.

       Minority interest represents the preferred stockholders' proportionate share of the equity of Origin Software Corporation and Infer Technologies, Inc. The Company owns all issued and outstanding common stock of these subsidiaries, which represents 100% of voting rights.

       USE OF ESTIMATES -- The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Examples of estimates subject to possible revision based upon the outcome of future events include amortization and valuation of capitalized software costs, depreciation of property and equipment, and income tax liabilities. Actual results could differ from those estimates.

       REVENUE RECOGNITION -- The Company recognizes revenue in accordance with American Institute of Certified Public Accountants Statement of Position
       (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2 with Respect to Certain Transactions. Revenue from packaged software products is recognized when shipped. Maintenance and subscription revenue is recognized ratably over the contract period. Revenue attributable to significant support is based on the price charged for the undelivered elements and is recognized ratably over the related product's life cycle.

       Revenues from fixed-price service contracts and software development contracts requiring significant production, modification, or customization are recognized using the percentage-of-completion method. Revenue from service contracts that are based on time incurred is recognized as work is performed.

       CASH AND CASH EQUIVALENTS -- All highly liquid investments, with a maturity of three months or less at the time of purchase, are considered to be cash equivalents.

       ACCOUNTS RECEIVABLE -- The Company extends credit to customers on an unsecured basis. Management establishes allowances for doubtful accounts based on evaluation of historical and current payment trends as well as consideration of specific collection issues that may require additional specific allowances.

       CAPITALIZED SOFTWARE AND RESEARCH AND DEVELOPMENT COSTS -- Costs incurred prior to establishing the technological feasibility of software products are charged to research and development expense. Research and development expense incurred during fiscal 1998 and 1999 was $38,400 and $374,700, respectively. Costs incurred once technological feasibility has been established, but prior to release of product to customers, are capitalized and amortized on a product-by-product basis. Annual amortization is the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to total current and estimated future revenues or (b) the straight-line method over the remaining estimated economic life of the product. Management periodically compares unamortized costs to net realizable value and writes off any excess.

                                         SMARTSOURCES.COM, INC. AND SUBSIDIARIES

       It is reasonably possible that estimates of future gross revenues, the remaining economic useful life of the products, or both will be significantly revised. As a result, the carrying amount of the capitalized software costs may be reduced materially in the near term.

       PROPERTY AND EQUIPMENT -- Property and equipment is recorded at cost. Depreciation is computed using straight-line and accelerated methods over estimated useful lives of the assets. Estimated useful lives by major asset category are as follows: Buildings and improvements - 20 years, computer equipment and software four to ten years, furniture and fixtures
       - five years.

       INTANGIBLE ASSETS -- Costs of perfecting and protecting patents and trademarks are capitalized and amortized using the straight-line method over 20 years. No expense was incurred in 1998. Amortization expense for 1999 was $1,400.

       VALUATION OF LONG-LIVED ASSETS -- The Company periodically reviews long-lived assets, including identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may be impaired and not recoverable. Adjustments are made if the sum of the expected future undiscounted cash flows is less than the carrying amount.

       INCOME TAXES -- Income taxes are provided for the tax effect of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets or liabilities are settled. Amounts are computed using enacted tax rates.

       FOREIGN CURRENCY TRANSLATION -- Assets and liabilities of Canadian operations, where the functional currency is the local currency, are translated into U.S. dollars at current exchange rates. Revenues and expenses are translated using average exchange rates prevailing during the year. Foreign currency translation adjustments are reported as a component of accumulated other comprehensive income.

       EARNINGS PER SHARE -- Basic earnings per share amounts are computed based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock dividends, stock splits and mergers accounted for as poolings of interests. Diluted earnings per share are computed by determining the number of additional shares that are deemed outstanding due to stock options and other potentially dilutive share equivalents using the treasury stock method.

       SEGMENT INFORMATION -- The Company reports segment information in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires that reportable segments be designated using a management approach, which relies on the internal organization used by management for making operating decisions and assessing performance. SFAS No. 131 also requires certain disclosures about products and services, geographic areas, and major customers.

       NEW ACCOUNTING STANDARD -- In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Among other provisions, SFAS No. 133 requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those financial instruments at fair value. Accounting for changes in fair value is dependent on the use of the derivatives and whether such use qualifies as hedging activity. The new standard, as amended, becomes effective for the Company in fiscal 2001 and management is currently assessing the impact, if any, it may have on financial position and results of operations.

                                         SMARTSOURCES.COM, INC. AND SUBSIDIARIES

NOTE 3 -- CAPITALIZED SOFTWARE COSTS AND REPURCHASE OF SOFTWARE RIGHTS

       CAPITALIZED SOFTWARE COSTS

       Information related to capitalized software costs is as follows:

                                                      1998           1999
                                                  -----------     -----------
       Balance, beginning of year                 $   114,100     $   111,400
       Costs capitalized                               94,300       1,614,600
       Amortization expense                           (85,800)       (181,000)
       Foreign currency translation adjustment        (11,200)          5,500
                                                  -----------     -----------

       Balance, end of year                       $   111,400     $ 1,550,500
                                                  ===========     ===========

       Cost                                       $   244,700     $ 1,874,800
       Less accumulated amortization                 (133,300)       (324,300)
                                                  -----------     -----------
                                                  $   111,400     $ 1,550,500
                                                  ===========     ===========

       REPURCHASE OF SOFTWARE RIGHTS

       In 1995 and 1996, the Company's subsidiary, Technologies, sold the rights to its primary software product, ORIGIN, to Columbia Diversified Software Fund Limited Partnership (Columbia) for $2,432,000 and $7,774,400 of notes receivable. For accounting purposes, the substance of the ORIGIN sale was characterized as a sale of a tax benefit. Under Canadian tax law, Columbia was immediately able to write off the entire cost of the software and pass the benefit on to its limited partners. Following the sale, the risks and rewards of ownership remained with Technologies. Any future cash inflows to Technologies, either from collection of principal and interest on the notes receivable or from profit sharing arrangements, were wholly dependent on Technologies' continued efforts to develop and market the software.

       Due to uncertainties surrounding collection, Technologies did not recognize the $7,774,400 notes receivable. Further, because of contingent issues related to Revenue Canada's reviewing the value of the software and the related tax deductions claimed by Columbia and its investors, recognition of revenue for the $2,432,000 of cash received by Technologies was deferred.

       Under an agreement signed in May 1999, the Company's subsidiary, Origin Software Corporation (Origin Software), reacquired the rights to ORIGIN from Columbia. Terms of the agreement to be followed are summarized as follows:

       1. At closing in May 1999, Columbia transfers the software rights to Origin Software in exchange for 11,670,400 class A preferred shares and 5,000,000 class B preferred shares of Origin Software.

       2. On October 1, 1999, Origin Software redeems the 11,670,400 class A shares in exchange for a $7,774,400 note payable to Columbia.

       3. On October 1, 1999, Columbia exchanges the $7,774,400 note from Origin Software for the $7,774,400 of notes receivable from Columbia that are held by Technologies.

       4. At any time after October 1, 1999, Columbia may exercise an option to exchange the 5 million class B shares of Origin Software for an amount of common shares of the Company with market value of Cdn $5 million (not to exceed 5 million common shares reserved for the exchange), based on average trading price during the fourteen-day period immediately prior to exercise. The agreement requires that the common shares issued are to be freely tradable, but 80% of the shares will be held in trust and released ratably to Columbia over the following four years.

                                         SMARTSOURCES.COM, INC. AND SUBSIDIARIES

NOTE 3 -- CAPITALIZED SOFTWARE COSTS AND REPURCHASE OF SOFTWARE RIGHTS
          (CONTINUED)

       The repurchase agreement also includes a mutual release designed to insulate the Company and Columbia against claims arising against either party.

       The reacquisition of the software rights was accounted for using the Cdn $5 million (US $3.4 million) value of the Company's common shares that may ultimately be issued to Columbia upon conversion of the Class B preferred shares. This amount was reduced by the Cdn $3.7 million (US $2.5 million) of deferred gain, net of Cdn $1.1 million (US $.7 million) of associated deferred tax assets. Because Technologies did not recognize the $7,774,400 note receivable taken as consideration when the software rights were sold to Columbia in 1995 and 1996, no value was assigned to the Class A shares issued to ultimately settle this note.

NOTE 4 -- PROPERTY AND EQUIPMENT

       Property and equipment consist of the following:

                                                         1999
                                                     -----------

       Land                                          $   210,800
       Buildings and improvements                        416,200
       Computer equipment and software                   345,400
       Furniture and fixtures                             94,900
                                                     -----------
                                                       1,067,300
       Less accumulated depreciation                   (303,000)
                                                     -----------
                                                     $   764,300
                                                     ===========


       Depreciation expense in fiscal 1998 and 1999 was $64,300 and $90,100, respectively.

NOTE 5 -- INVESTMENT IN JOINT VENTURE

       During fiscal 1996, the Company's subsidiary, Technologies, paid $393,100 to acquire a 40% interest in certain software rights. Another $1,637,900 of consideration was given in the form of a promissory note, but payment of the note was contingent on the level of future revenues derived from the investment. Under terms of a joint venture agreement between the parties, Technologies appointed the seller as its exclusive agent to maintain, develop, distribute, and market the software. Through September 30, 1998, Technologies had received essentially no revenue from the venture. Accordingly, the investment was written down to its net realizable value of $163,800.

       Effective October 1, 1999, Technologies sold its interest in the software for $163,800 cash and a $458,600 promissory note. Due to uncertainties surrounding collection of the note receivable, the Company has not recognized the note, and no gain or loss was recognized on the sale.


NOTE 6 -- NOTE PAYABLE AND LONG-TERM DEBT

       NOTE PAYABLE

       The Company's subsidiary, Technologies, had a line of credit facility with a Canadian bank that allowed for borrowing up to $170,100. In September 1999, the borrowing agreement expired, and the Company elected not to renew the facility.

                                         SMARTSOURCES.COM, INC. AND SUBSIDIARIES

       LONG-TERM DEBT

       Long-term debt consists of the following:

                                                                                                    1999
                                                                                                  ---------
       Note payable to a Canadian bank in monthly installments of $4,400 plus interest at prime plus 1.25%, collateralized by general assets of
       Technologies, due August 2000.                                                             $  44,400

       Mortgage payable to a Canadian bank in monthly installments of $1,700 including interest at 8.75%, collateralized by real estate of
       Technologies and assignment of rents, guaranteed by the majority
       stockholder, due in 2011.                                                                    155,500

       Mortgages payable to two Canadian finance companies in aggregate monthly installments of $2,200, including interest at rates of 7% and 9%, collateralized by real estate of Technologies and guaranteed by the
       majority stockholder, due January 2001 and June 2002.                                        273,600
                                                                                                  ---------
       Total debt                                                                                   473,500
       Less current portion                                                                         (58,700)
                                                                                                  ---------
       Long-term portion                                                                          $ 414,800
                                                                                                  =========

       Long-term debt matures as follows:

                         Year Ending
                        September 30,
                      -----------------
                            2000                                                                  $  58,700
                            2001                                                                    118,200
                            2002                                                                    165,900
                            2003                                                                      9,900
                            2004                                                                     10,800
                         Thereafter                                                                 110,000
                                                                                                  ---------
                                                                                                  $ 473,500
                                                                                                  =========

       The obligations identified above are denominated in Canadian currency. Under the terms of its loan agreements with the bank, Technologies is subject to various covenants. Subsequent to year end, the bank released the Company from its requirement to maintain certain financial ratios and reduced the frequency of certain financial reporting requirements.

NOTE 7 -- INCOME TAXES

       The provision for income taxes consists of the following:

                                                   1998             1999
                                                ---------         ---------
       Current benefit (expense)
          U.S.                                  $    --           $    --
          Canadian                                (24,000)          (90,800)
       Deferred benefit (expense)
          U.S.                                       --              90,200
          Canadian                                (78,700)          784,200
       Change in valuation allowance                 --             (90,200)
                                                ---------         ---------
                                                $(102,700)        $ 693,400
                                                =========         =========

                                         SMARTSOURCES.COM, INC. AND SUBSIDIARIES

       Net income (loss) before income taxes consist of the following:

                                                                    1998                 1999
                                                                 -----------          -----------
       U.S. operations                                            $      --            $  (294,800)
       Canadian operations                                            255,600           (1,071,400)
                                                                  -----------          -----------
                                                                  $   255,600          $(1,366,200)
                                                                  ===========          ===========

       The total tax provision differs from the amount computed using the U.S. federal statutory income tax rate as follows:


                                                                    1998                 1999
                                                                 -----------          -----------
       Income tax at 34% statutory rate                          $   (86,900)         $   464,500
       Nondeductible expenses                                           --                (10,000)
       Net losses of foreign subsidiaries                               --               (364,300)
       Benefit of foreign tax settlement                                --                778,000
       Excess tax payable in foreign jurisdictions                   (15,800)             (84,600)
       Change in valuation allowance                                    --                (90,200)
                                                                 -----------          -----------
                                                                 $  (102,700)         $   693,400
                                                                 ===========          ===========

       The benefit of foreign tax settlement for 1999 reflects the effects of the proposed settlement described in Note 12. Under the settlement, the Company's income tax liability associated with the purchase and sale for certain software rights described in Notes 3 and 5 is limited to the cash portion of those transactions. The benefit received represents an adjustment to previously recorded deferred income tax liabilities associated with those transactions.

       Tax effects of temporary differences that give rise to deferred tax assets (liabilities) are as follows:

                                                            1999
                                                          ---------
       Assets
         Net operating loss carryforwards                 $ 370,800
         Research and development costs                     128,600
         Other                                                5,800
                                                          ---------
                                                            505,200
                                                          ---------
       Liabilities
         Depreciation                                       (78,600)
         Foreign currency translation adjustment            (64,200)
                                                          ---------
                                                           (142,800)
                                                          ---------
         Valuation allowance                               (426,600)
                                                          ---------
              Net deferred tax liability                  $ (64,200)
                                                          =========

       The Company believes uncertainty exists surrounding realization of certain deferred tax assets. Accordingly, it has recorded a $426,600 valuation allowance to reduce deferred tax assets to an amount that will more likely than not be realized.

       For tax purposes the Company has unused U.S. and Canadian net operating losses available for carryforward of $232,200 and $729,700, respectively. The U.S. losses expire in 2019, and the Canadian losses expire in 2006.

       Under existing laws, undistributed earnings of foreign subsidiaries are not subject to U.S. tax until distributed as dividends. Currently, the Company's foreign subsidiaries have no undistributed earnings. In the event such earnings exist, they would be considered indefinitely reinvested, and the Company would provide no deferred income taxes on such amounts.

                                         SMARTSOURCES.COM, INC. AND SUBSIDIARIES

NOTE 8 -- EARNINGS PER SHARE

       The numerators and denominators of basic and diluted earnings per share are as follows:

                                                                                      1998                    1999
                                                                              ----------------            ------------
       Numerator - Net income (loss) as reported                              $        152,900            $   (672,800)
                                                                              ================            ============
       Denominator - Weighted average number of shares outstanding                   6,688,300              10,084,200
       Effect of dilutive securities                                                      --                      --
                                                                              ----------------            ------------
          Diluted weighted average number of shares outstanding                      6,688,300              10,084,200
                                                                              ================            ============
       Basic earnings (loss) per share                                        $           0.02            $      (0.07)
                                                                              ================            ============
       Diluted earnings (loss) per share                                      $           0.02            $      (0.07)
                                                                              ================            ============


       As described in Note 10, during 1999 the Company granted stock options and warrants to purchase up to 2,069,000 shares, and its subsidiaries issued preferred shares with exchange rights for up to 5,011,400 common shares. These shares were not included in computing diluted earnings per share because their effects were antidilutive.

NOTE 9 -- MINORITY INTEREST

       Minority interest represents the preferred stockholders' proportionate share of equity of Origin Software Corporation and Infer Technologies, Inc. as follows:

                                                                           1999
                                                                        ----------
       Class A preferred stock (Origin Software Corporation)            $     --
       Class B redeemable, exchangeable  preferred stock
          (Origin Software Corporation)                                  3,407,000
       Class A convertible, exchangeable preferred stock
          (Infer Technologies, Inc.)                                        34,100
                                                                        ----------
                                                                        $3,441,100
                                                                        ==========

       ORIGIN SOFTWARE CORPORATION (ORIGIN SOFTWARE) PREFERRED STOCK AND SHARE EXCHANGE AGREEMENT

       In connection with the repurchase of software rights discussed in Note 3, the board of directors of the Company's subsidiary, Origin Software, authorized the creation of two classes of preferred stock.

       Class A preferred stock has no par value, 20 million shares are authorized and 11,670,400 shares have been issued for the sole purpose of repurchasing the software rights referred to above. The shares are nonvoting, and holders of the shares are entitled to 3% cumulative dividends. Effective October 1, 1999, all outstanding shares were redeemed. As described in Note 3, no value was assigned to these shares.

       Class B preferred stock has a Cdn $1 par value, 20 million shares are authorized and 5,000,000 shares have been issued. The shares are nonvoting, are redeemable at the option of the holder for Cdn $1 per share, and have a liquidation preference of Cdn $1 per share. In the event the holder requires the Company to redeem all or a portion of the shares, the Company may pay for the redemption by issuing a promissory note. The terms of such a note are not specified and would be subject to negotiation.

       Concurrent with the authorization and issuance of the Class B preferred stock, Origin Software and the Company entered into a Share Exchange Agreement (the Agreement) with Columbia Diversified Software Fund Limited Partnership (Columbia), the holder of the shares and seller of the software rights discussed in Note 3. Under the Agreement, subsequent to October 1, 1999, Columbia has the right to exchange all or part of the Class B preferred shares for an amount of common shares of the Company with market value of Cdn $5 million (not to exceed 5 million common shares reserved for the exchange), based on average trading price during the fourteen-day period immediately prior to exercise. Common shares issued are to be freely tradable, but 80% of the shares will be held in trust and released ratably to Columbia over the following four years.

                                         SMARTSOURCES.COM, INC. AND SUBSIDIARIES

       INFER TECHNOLOGIES, INC. (INFER TECHNOLOGIES) PREFERRED STOCK AND STOCK-BASED COMPENSATION

       Effective July 15, 1999, the board of directors of the Company's subsidiary, Infer Technologies, authorized the issuance of 7,500 shares of $0.01 par value Class A preferred stock. The shares are nonvoting and have a liquidation preference of $100 per share. Holders have the right to convert each preferred share into 100 common shares of Infer Technologies. Holders also have the right to exchange each preferred share for approximately 18 shares of the Company's common stock.

       Concurrent with authorization of the preferred stock, Infer Technologies entered into a subscription agreement to sell to its chief engineer all Class A shares for $0.01 per share. The subscription rights accrue ratably over 24 months at 312.5 shares per month. As the rights accrue, the Company recognizes stock-based compensation using the intrinsic value method, based on the difference between the $0.01 sales price and the market value of the 18 shares of common stock of the Company for which each preferred share can be exchanged. During 1999, the Company recognized $34,100 of stock-based compensation related to this arrangement.

NOTE 10 -- CAPITAL STOCK

       COMMON STOCK

       The Company has a single class of no par value common stock. Authorized shares total 50 million. The capital structure presented in the accompanying financial statements reflects the capital structure of the Company subsequent to a one for 75 stock split authorized on October 15, 1998 and the six million shares issued in connection with the acquisition discussed in Note 1. Prior to completion of the acquisition in the first quarter of fiscal 1999, Nifco Investments, Inc. paid $142,400 of cash dividends to its majority stockholder. The dividends paid in both 1998 and 1999 were based on equity as reported under accounting principles generally acceptable in Canada, which differs substantially from equity as reported under U.S. generally accepted accounting principles.

       During fiscal 1999, the Company issued or was committed to issue 4,874,900 shares for total proceeds received of $1.5 million. Subsequent to year-end, the Company was in the process of raising capital through issuance of additional shares.

       At September 30, 1999, a total of 5,000,000, common shares are reserved to honor the exchange rights of holders of the Class B preferred shares of Origin Software, though the number of shares that will ultimately be issued to honor such rights may be significantly less than the total shares reserved. Another 2,080,400 common shares are reserved to honor outstanding stock warrants, grants made under the Company's stock incentive compensation plan, and the exchange rights of holders of the Class A preferred shares of Infer Technologies.

       STOCK WARRANTS

       Effective August 24, 1999, the Company issued one million stock purchase warrants that entitle holders to purchase an equal number of common shares at prices ranging from $4.00 to $6.00 per share. The warrants expire August 2002. The warrants were issued at no cost in connection with the Company entering into a sales representation agreement with First City Partners Group, Inc. (First City). Under the agreement, First City will represent the Company as a sales and marketing agent for its line of software products and facilitate mergers and acquisitions with compatible enterprises.

       Effective September 29, 1999, the Company issued another 150,000 warrants that entitle holders to purchase an equal number of shares at $5.00 per share. The warrants expire August 2001. The warrants were issued at no cost in connection with the Company entering into a consulting agreement with Level Jump Asset Management, Inc. (Level Jump). Under the agreement, Level Jump will assist and advise the Company with respect to mergers and acquisitions, capital structuring, and the placement of new debt and equity issues.

                                        SMARTSOURCES.COM, INC. AND SUBSIDIARIES

        As required by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has applied the fair value method to account for issuance of the warrants. The Company used the Black-Scholes option pricing model to compute estimated fair value of the warrants, based on the following assumptions:

             Risk-free interest rate                                  6.0%
             Price volatility                                        27.7%
             Average expected life of warrants -- First City 2.0 years Average expected life of warrants -- Level Jump 1.3 years

        Total compensation cost computed for the warrants issued to First City is $247,500. The cost is being recognized ratably over the three-year term of the warrants. Total cost computed for the warrants issued to Level Jump is $29,600. As the term of the agreement with Level Jump is only six months and uncertainty exists surrounding the amount and timing of future issuances or mergers and acquisitions arising from the agreement, the cost has been recognized currently.

        STOCK OPTION INCENTIVE COMPENSATION PLAN

        Effective June 21, 1999, the Company adopted the 1999 Stock Incentive Compensation Plan (the Plan). Under the Plan, the Company may make grants of incentive stock options, nonqualified stock options, and stock awards to employees, officers, directors and consultants of the Company and its subsidiaries for an amount of common shares equal to 10% of issued and outstanding shares, not to exceed 550,000 shares. The Company has granted 919,000 options, and it is in the process of amending the Plan in order to ratify the options issued in excess of the amount authorized under the plan. The exercise price of incentive stock options and nonqualified stock options can be no less than the fair value of the Company's common stock on the date of grant. The maximum term of options is ten years; and, unless otherwise modified by the Plan administrator, they vest over four years. Options granted to senior management during 1999 vest over two years.

        A summary of the status of the Plan during 1999 is as follows:

                                                                     Weighted-
                                                       Number         Average
                                                     Of Shares     Exercise Price
                                                     ---------     --------------
        Options outstanding at September 30, 1998
           Granted                                    929,000         $   5.50
           Exercised                                     --              --
           Forfeited                                  (10,000)            5.50
                                                     --------         --------
        Options outstanding at September 30, 1999     919,000         $   5.50
                                                     ========         ========
        Options exercisable at September 30, 1999        --           $  --
                                                     ========         ========

        A summary of stock options outstanding at September 30, 1999 is as follows:


                                          Options Outstanding                         Options Exercisable
                            -----------------------------------------------       -----------------------------
                                                Weighted-
                                                 Average          Weighted-                           Weighted-
             Range of                           Remaining          Average                             Average
             Exercise          Number          Contractual        Exercise          Number            Exercise
              Prices        Outstanding           Life              Price         Exercisable           Price
             --------       -----------        -----------        ---------       -----------         ---------
              $  5.50         919,000          9.75 years          $  5.50             --               $  --

                                         SMARTSOURCES.COM, INC. AND SUBSIDIARIES

        The Company applies the provision of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for its stock-based awards. Accordingly, costs for employee stock options or issuance of shares is measured as the excess, if any, of the fair value of the Company's common stock at the measurement date over the amount the employee must pay to acquire the stock. No compensation expense was recognized for grants of awards under the Plan in 1999.

        SFAS No. 123, Accounting for Stock-Based Compensation, requires disclosure of the pro forma effect of applying the fair value method of accounting for stock options. For disclosure purposes, the Company uses the Black-Scholes option-pricing model to compute estimated fair value, based on the following assumptions:

                                                                   1999
                                                                -----------
        Risk-free interest rate                                  6.0  %
        Dividend yield rate                                      --   %
        Price volatility                                        27.7  %
        Weighted average expected life of options                4.5  years

        Total estimated compensation expense calculated using the Black-Scholes option-pricing model for 1999 is $416,900, net of tax, of which $30,800 has been allocated to 1999 and the balance of which will be allocated to future years. Pro forma net loss and earnings (loss) per share amounts for 1999 are as follows:

                                                                1999
                                                            ----------

        Pro forma net loss                                  $ (703,600)
                                                            ==========

        Pro forma basic earnings (loss) per share           $    (0.07)
                                                            ==========

        Pro forma diluted earnings (loss) per share         $    (0.07)
                                                            ==========

NOTE 11 -- NON-CASH TRANSACTIONS

        As described in Note 3, during 1999, the Company's subsidiary, Origin Software Corporation, issued five million shares of Class B preferred stock valued at $3,407,000 to repurchase certain software rights. The capitalized cost of the software rights was reduced by $2,540,900 of deferred revenue related to the previous sale of the rights in 1995 and 1996, and increased by $748,500 of deferred income tax assets, net of a valuation allowance, related to the deferred revenue.

        As described in Note 10, in August 1999, the Company issued one million stock warrants in connection with its entering into a sales representation agreement. As a result of the issuance, the Company recorded $247,500 of deferred sales commission expense.

        As described in Note 5, during 1999, the Company sold its interest in a joint venture and recognized a $98,300 sale deposit received in 1998 in computing the gain or loss on the sale.

        During 1999, the Company's majority stockholder forgave a $44,100 obligation for advances made and compensation accrued in prior years. The forgiveness was credited to common stock.

                                         SMARTSOURCES.COM, INC. AND SUBSIDIARIES

NOTE 12 -- COMMITMENTS AND CONTINGENCIES

       GOING CONCERN, LIQUIDITY AND OPERATIONS

       The Company incurred an operating loss and had negative cash flows from operations in 1999. At September 30, 1999, it had a stockholders' deficit of $1,264,900.

       During 1999, the Company continued its plan to diversify its revenue base and reposition its operations to take advantage of expected lucrative software markets, particularly the knowledge management segment. It also hired a new chief operating officer and chief financial officer, as well as other vital management personnel. In order to provide working capital in 1999, the Company raised a $1.5 million of equity capital. The Company plans to raise additional equity capital in fiscal 2000 sufficient to meet cash flow requirements, consistent with its business plan, which is currently under development. Through December 20, 1999, the Company had secured additional equity capital of $600,000 for the purpose of funding operations in fiscal 2000.

       CANADIAN TAX IMPLICATIONS OF SALE AND PURCHASE OF SOFTWARE RIGHTS

       As described in Note 3, during 1995 and 1996, the Company's subsidiary, Technologies, sold the rights to its primary software product to Columbia Diversified Software Fund Limited Partnership (Columbia). During 1999, it repurchased these rights. As described in Note 5, during the same time frame, Technologies purchased and sold an interest in certain other software rights. These transactions all included a significant noncash component that employed the issuance, receipt, and settlement of long-term promissory notes. As described more fully in Notes 3 and 5, these notes were not recognized for financial reporting purposes. However, the notes increased significantly the value assigned to the software rights in question for tax reporting purposes in Canada.

       Under Canadian tax law, the cost of software acquired can be written off in the year of acquisition. Gains on sales of capital assets, including software rights, are recognized over a maximum of five years, in annual increments equal to the greater of the amount of cash received during the year or one-fifth of the gain. Assigning a value to the software sales and purchases that includes the promissory notes referred to above increases significantly both the tax deductions taken by those purchasing the software and the gains recognized by those selling.

       Revenue Canada is currently reviewing various software transactions, including those to which Technologies was a party. The Company has submitted a proposed settlement that would limit the amount of tax it must pay on the net gain from these transactions to the net amount of cash received. Under the proposed settlement, the Company would incur no additional tax liability beyond that which was reported in prior years. As of December 20, 1999, a representative of Revenue Canada had verbally agreed in substance to the terms of the proposed settlement; and, accordingly, management estimates that no additional tax liability will be incurred with respect to the transactions referred to above.

       OPERATING LEASES

       The Company obtains the use of certain office facilities and equipment under terms of operating lease agreements. Future minimum lease payments are as follows:

                         Year Ending
                        September 30,
                        -------------
                            2000                    $  29,100
                            2001                       21,100
                            2002                       10,900
                                                    ---------
                                                    $  61,100
                                                    =========

       Intelli Trade leases its office under an annual renewable lease currently requiring monthly payments of $3,200. Total lease expense was $58,300 and $73,000 in 1998 and 1999, respectively.

                                         SMARTSOURCES.COM, INC. AND SUBSIDIARIES

       COST SHARING AND ROYALTY AGREEMENT

       During fiscal 1996, Technologies entered into a technology and applications development project agreement (the Project Agreement) with a not-for-profit organization (the Organization) that serves to disburse funds on behalf of the Canadian Minister of Industry. Funds are provided as part of a cost sharing arrangement designed to facilitate development of Canada's communications infrastructure. Under terms of the Project Agreement, Technologies is reimbursed for a portion of costs incurred to develop advanced network technologies and applications. At September 30, 1999, the project was complete and a total of $236,400 had been received from the Organization.

       Subsequent to completion of the project, Technologies is obligated to pay a 3% royalty to the Organization based on sales of products whose development was funded under the Project Agreement. Total royalties to be paid are limited to the lesser of twice the amount of funding received or the amount of royalties accruing during the period September 1997 through March 2001. At September 30, 1999, no material revenues had been generated from the related products and no liability for royalties was accrued.

       SALES REPRESENTATION AGREEMENT

       As discussed in Note 10, in August 1999, the Company issued one million stock purchase warrants in connection with entering into a sales representation agreement with First City Partners Group, Inc. (First
       City). Under the agreement, First City will represent the Company as a sales and marketing agent for its line of software products and facilitate mergers and acquisitions with compatible enterprises. The term of the agreement is five years, with four automatic renewal terms of five years each. In addition to the issuance of warrants mentioned above, the Company is required to pay a 10% commission on the value of each contract entered into with a candidate provided by First City. Commissions are due at the time of execution of each contract and payable under terms of the contracts.

NOTE 13 -- RELATED PARTIES

       The Company is affiliated through common ownership with the following entities:

       TRADESPACE TECHNOLOGIES CORPORATION (TRADESPACE)

       Tradespace is a Delaware corporation operating in Vancouver, British Columbia where it develops software applications related to electronic barter and trade.

       PMG PROJECT MANAGEMENT GROUPWARE INC. (PMG)

       PMG is a British Columbia corporation operating in Vancouver, British Columbia where it develops and markets software applications to assist school districts with centralized purchasing and inventory control. In January 1999, the Company's majority shareholder sold his interest in PMG.

       SYNERGY STRATEGY INC. (SYNERGY STRATEGY)

       Synergy Strategy is a British Columbia corporation organized to contract with a U.S. company to market financial information services technology in Mexico.

       Sales to affiliates in 1998 and 1999 totaled $722,700 and $89,700, respectively.

                                         SMARTSOURCES.COM, INC. AND SUBSIDIARIES

NOTE 14 -- CREDIT RISK

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, and accounts receivable. The Company places its temporary cash investments with major financial institutions. Balances may at times exceed federally insured limits. The Company extends credit to customers based on evaluation of customers' financial condition and credit history. Collateral is generally not required. Customers include Canadian and U.S. entities engaged in international trade and software development in North America. Three customers accounted for 56% of accounts receivable at September 30, 1999.

NOTE 15 -- SEGMENT AND GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

        SEGMENT INFORMATION

        The Company's primary operations consist of the development and sale of trade compliance software products to entities subject to the North American Free Trade Agreement. Other services include international trade consulting and software engineering contracts. Management assesses the operations of its software sales and engineering activities and its consulting activities as separate segments. The following tables and schedules summarize certain information about these segments.


                                                                       1998
                                             --------------------------------------------------------
                                                   Software Sales
                                                   and Development
                                             --------------------------   International
                                             International                    Trade
                                                 Trade        kServer      Consulting        Total
                                             ------------   -----------   -------------   -----------
        External revenues                    $  1,219,200   $   --        $   351,900    $ 1,571,100
        Intersegment revenues                       9,300       --             16,200         25,500
        Interest expense                           62,200       --              1,100         63,300
        Depreciation and amortization             147,600       --              2,500        150,100
        Income tax expense                         90,700       --             12,000        102,700
        Segment profit                            100,200       --             52,700        152,900
        Expenditures for segment assets            38,500       --              8,100         46,600

                                                                         1999
                                               --------------------------------------------------------
                                                     Software Sales
                                                     and Development
                                               --------------------------  International
                                               International                   Trade
                                                   Trade         kServer    Consulting         Total
                                               -------------   ----------  -------------    -----------
        External revenues                      $    222,900    $  119,200   $   378,900     $   721,000
        Intersegment revenues                       134,500         --            6,200         140,700
        Interest expense                             48,700           200         1,100          49,900
        Depreciation and amortization               265,300           200         7,000         272,500
        Income tax expense (benefit)               (693,400)        --             --          (693,400)
        Segment profit (loss)                      (288,600)      (97,900)      (52,100)       (438,600)
        Segment assets                            2,593,500         6,300       132,200       2,732,000
        Expenditures for segment assets             137,100         1,400         1,000         139,500
        Software rights acquired for stock        1,614,600          --            --         1,614,600

                                                                         1998                1999
                                                                      -----------         -----------
        Total revenues for reportable segments                        $ 1,596,600         $   861,700
        Less intersegment revenues                                        (25,500)           (140,700)
                                                                      -----------         -----------
           Consolidated total                                         $ 1,571,100         $   721,000
                                                                      ===========         ===========

        Total income (loss) before tax for reportable segments        $   255,600         $(1,132,000)
        Corporate headquarters expenses                                      --              (234,200)
                                                                      -----------         -----------
           Consolidated total                                         $   255,600         $(1,366,200)
                                                                      ===========         ===========

                                         SMARTSOURCES.COM, INC. AND SUBSIDIARIES

        Total assets for reportable segments                                      $  2,732,000
        Corporate headquarters assets                                                  368,400
        Elimination of intersegment receivables                                       (143,500)
                                                                                  ------------
           Consolidated total                                                     $  2,956,900
                                                                                  ============

       GEOGRAPHIC INFORMATION

       Following is a summary of revenues and long-lived assets related to the respective countries in which the Company operates. Revenues are attributed to countries based on location of customers.

                               1998                       1999
                            ----------        ----------------------------
                                                                Long-Lived
                             Revenues          Revenues           Assets
                            ----------        ----------       -----------
       Canada               $  636,000        $  418,200        $2,313,600
       United States           935,100           302,800             1,200
                            ----------        ----------        ----------
             Total          $1,571,100        $  721,000        $2,314,800
                            ==========        ==========        ==========

       MAJOR CUSTOMERS

       In 1998, revenues from two related parties, Tradespace Technologies Corporation and PMG Project Management Groupware, Inc. (PMG), accounted for 20% and 26% of the Company's consolidated revenues respectively. In 1999, PMG and Delco Remy America, Inc. (Delco Remy) each accounted for 12% of consolidated revenues. Revenues from these customers were earned in the Company's software sales and development segment, with the exception of Delco Remy, for which revenues were earned in the international trade consulting segment.

NOTE 16 -- FAIR VALUE OF FINANCIAL INSTRUMENTS

       The fair values of cash and cash equivalents, accounts receivable and payable, and other current liabilities approximate their carrying amounts. The fair value of the amount due to stockholder approximates its carrying amount because of the short-term nature of the financial instrument. The fair value of long-term debt approximate their carrying amount because the instruments bear interest at rates similar to the Company's incremental borrowing rate.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The information required by this item with respect to the change in the Company's principal independent accountants from Green & McElreath to Moss Adams LLP, effective January 28, 1999, has been previously reported in the Company's Current Report on Form 8-K dated January 28, 1999.

                                    PART III

Pursuant to Instruction E.3. to Form 10-KSB, the information in Items 9-12 is incorporated by reference from the Company's definitive proxy statement which will be filed with the Commission pursuant to Regulation 14A on or about January 15, 1999. If such proxy statement is not filed by such date, this Form 10-KSB will be amended to include Items 9-12 on or about January 15, 1999.

ITEM 13. EXHIBITS AND REPORTS

(a) Exhibits

Number    Description
------    -----------

 3.01     Articles of Incorporation

 3.02     Bylaws of the Company

10.01 Employment Agreement between Nathan Nifco and SmartSources.com Inc., dated November 30, 1998.

10.02 Management Consulting Agreement between Michael Forster and SmartSources.com Inc., dated July 20, 1999.

10.03 Management Consulting Agreement between Darryl Cardey and SmartSources.com Technologies Inc., dated September 1, 1999

10.04 Subscription Agreement between Peter Rive and Infer Technologies Inc. dated July 15, 1999.

10.05 Sales Representation Agreement between First City Partners Group Inc. and SmartSources.com Inc. dated August 24th, 1999.

10.06     Warrants with First City Partners dated August 24th, 1999.

10.07 Joint Venture Agreement between Familyware Products Inc. and Nifco Synergy Ltd., dated April 29, 1996.

10.08 Registered Copy of Mortgage for Strata Lot 1, LMS2241, between the Royal Bank of Canada and Nifco Synergy Ltd. dated January 1, 1996.

10.09 Registered Copy of Mortgage for Strata Lot 1, LMS2241, between Lock Investments Ltd. and Nifco Synergy Ltd. dated February 26, 1996.

10.10 Registered Copy of Mortgage for Strata Lot 6, LMS2241, between Guild Properties Inc. and Nifco Synergy Ltd. dated June 9, 1997.

10.11 Warrant agreement with Level Jump Asset Management, Inc dated September 29, 1999.

10.12 Software acquisition agreement between Nifco Synergy Ltd. and EMC Communications, dated October 1, 1998.

11.01     Statement of Computation of Per Share Earnings.

21.01     Subsidiaries of the Registrant.

(b)       REPORTS ON FORM 8-K

1.0 Share Exchange Agreement by and among Columbia Diversified Software Fund Limited Partnership and SmartSources.com, Inc. and Origin Software Corporation, dated May 19, 1999. Filed as Exhibit to the Company's Current Report on Form 8-K dated March 30, 1999.

2.0 Software Acquisition Agreement by and among Columbia Diversified Software Fund Limited Partnership and Origin Software Corp. and Nifco Synergy Ltd., dated January 1, 1999. Filed as exhibit to the Company's Report on Form 8-K dated March 30, 1999.

3.0 Change in Registrants Fiscal year. Filed as exhibit to the Company's Report on Form 8-K dated January 28, 1999.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTSOURCES.COM INC.



By:  /s/  NATHAN NIFCO                                         December 28, 1999
     -----------------------------------------
     Nathan Nifco, Chief Executive Officer and
     Chairman of the Board





Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated below.



By:  /s/  NATHAN NIFCO                                         December 28, 1999
     -----------------------------------------
     Nathan Nifco, Chief Executive Officer and
     Chairman of the Board



By:  /s/  DARRYL CARDEY                                        December 28, 1999
     -----------------------------------------
     Darryl Cardey, Chief Financial Officer



By:  /s/  MICHAEL FORSTER                                      December 28, 1999
     -----------------------------------------
     Michael Forster, President,
     Chief Operating Officer, and Director



By:  /s/  CHARLES KELLY                                        December 28, 1999
     -----------------------------------------
     Charles Kelly, Director



By:  /s/  GERALD WITTENBERG                                    December 28, 1999
     -----------------------------------------
     Gerald Wittenberg, Director



By: /s/ NORMAN MILLER                                          December 28, 1999
    ------------------------------------------
    Norman Miller, Director