Form 10QSB
period 1999-12-31
SMARTSOURCES COM INC
filed 2000-02-09
CIK 827082

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended           December 31, 1999
                               ---------------------------------------------

[ ]  Transition report under Section 13 or 15(d) of the Exchange Act

For the transition period from                        to
                              -----------------------    --------------------

Commission file number                      33-1933 3-D
                      -------------------------------------------------------

                             SMARTSOURCES.COM, INC.
            ---------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                               Colorado  84-1073083
            ---------------------------------------------------------
      (State or Other Jurisdiction of  (I.R.S. Employer Identification No.)
                         Incorporation or Organization)

 2030 Marine Drive, Suite 100 North Vancouver, British Columbia V7P 1V7, CANADA
            ---------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (604) 986-0889
            ---------------------------------------------------------
                (Issuer's Telephone Number, Including Area Code)


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

Yes [X]   No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 11,755,300 shares of Common Stock

     Transitional Small Business Disclosure Format (check one):

Yes [ ]   No [X]

                         PART I - FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


The financial statements included herein have been prepared by the Company, without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosure normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

In the opinion of the Company, all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the financial position of the Company as of December 31, 1999 and the results of its operations and changes in its financial position from inception through December 31, 1999 have been made. The results of operations for such interim period are not necessarily indicative of the results to be expected for the entire year.

                     SMARTSOURCES.COM INC. AND SUBSIDIARIES
                     CONSOLIDATED BALANCE SHEET (UNAUDITED)
                                DECEMBER 31, 1999

                                                            Sept. 30, 1999           Dec. 31, 1999
                                                            --------------           -------------
                                                ASSETS
CURRENT ASSETS
Cash and cash equivalents                                     $   164,200            $   197,000
Trade accounts receivable, net                                    184,800                231,000
Prepaid expenses                                                   94,800                125,000
                                                              -----------            -----------
         Total current assets                                     443,800                553,000

CAPITALIZED SOFTWARE COSTS, net                                 1,550,500              1,445,000
PROPERTY AND EQUIPMENT, net                                       764,300                758,000
OTHER ASSETS                                                      198,300                180,000
                                                              -----------            -----------
              TOTAL ASSETS                                    $ 2,956,900            $ 2,936,000


                                    LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILIITES
Accounts payable and accrued liabilities                      $   140,000            $   264,000
Income tax payable                                                 78,300                 79,000
Unearned revenue                                                        -                  8,000
Current portion of long-term debt                                  58,700                 54,000
                                                              -----------            -----------
         Total current liabilities                                277,000                405,000

LONG-TERM LIABILITIES
Due to stockholder                                                 24,700                 24,000
Long-term debt, net of current portion                            414,800                434,000
Deferred tax liability                                             64,200                 72,000
                                                              -----------            -----------
         Total liabilities                                        780,700                935,000

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                               3,441,100              3,520,000

STOCHOLDERS' DEFICIT
Common stock                                                    1,821,300              2,507,000
Accumulated other comprehensive income                            124,500                139,000
Accumulated deficit                                            (3,210,700)            (4,165,000)
                                                              -----------            -----------
       Total stockholders' deficit                             (1,264,900)            (1,519,000)
                                                              -----------            -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                   $ 2,956,900            $ 2,936,000


       See accompanying notes to these consolidated financial statements.

                     SMARTSOURCES.COM INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF OPERATIONS (UNAUDITED)
                      Three months ended December 31, 1999


                                                          Dec. 31, 1998             Dec. 31, 1999
                                                          -------------             -------------
REVENUES EARNED                                            $  161,600               $  212,000

COST OF SALES                                                  29,000                   54,000
                                                           ----------               ----------
GROSS PROFIT                                                  132,600                  158,000

OTHER EXPENSES
   Research & Development, exclusive of amortization
      of software costs                                        23,000                  254,000
   Sales and Marketing                                         55,500                  141,000
   General and Administrative                                  75,000                  564,000
   Depreciation and Amortization                               31,000                  142,000
                                                           ----------               ----------
                                                              184,500                1,101,000
                                                           ----------               ----------
OPERATING LOSS                                                (51,900)                (943,000)
                                                           ----------               ----------
OTHER INCOME (EXPENSE)
   Administrative fees                                        (38.700)                       -
   Realized gain(loss) on investments                         (48,400)                       -
   Interest expense                                           (12,400)                 (11,000)
   Other                                                        1,500                        -
                                                           ----------               ----------
                                                              (98,000)                 (11,000)
                                                           ----------               ----------
LOSS BEFORE PROVISION FOR INCOME TAXES                       (149,900)                (954,000)
PROVISION FOR INCOME TAXES                                     59,900                        -
                                                           ----------               ----------
NET LOSS                                                     ($90,000)               ($954,000)
BASIC EARNINGS (LOSS) PER SHARE                                ($0.01)                  ($0.08)
DILUTED EARNINGS (LOSS) PER SHARE                              ($0.01)                  ($0.08)


       See accompanying notes to these consolidated financial statements.

                     SMARTSOURCES.COM INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
                         Quarter ended December 31, 1999

                                                             Dec. 31, 1998           Dec. 31, 1999
                                                             -------------           -------------
CASH FROM OPERATING ACTIVITIES
   Net Income (Loss)                                          $  (90,000)              $ (954,000)
Adjustments to reconcile net income(loss) to
 net cash from operating activities
   Depreciation and amortization                                   31,000                 142,000
   Loss on disposal of assets                                      48,400                       -
   Stock-based compensation                                             -                 100,000
   Realized gains (losses) on sale of investments                    (700)                      -
   Deferred income taxes                                          (72,100)                      -
Changes in operating assets and liabilities
   Trade accounts receivable                                      262,600                 (44,000)
   Other assets                                                    (5,100)                (18,000)
   Accounts payable and other current liabilities                  28,600                 149,000
   Administrative fees payable                                     38,700                       -
   Income taxes payable and refundable                             12,200                       -
   Sale deposit                                                   (97,900)                      -
                                                               ----------              ----------
         Net cash flows from operating activities                 155,700                (637,000)

CASH FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                (500)                (14,000)
   Refund of deposit on property and equipment                          -                  16,000
   Proceeds from sale of Familyware                               163,200                       -
                                                               ----------              ----------
         Net cash flows from investing activities                 162,700                   2,000

CASH FROM FINANCING ACTIVITIES
   Repayment of note payable, net                                 (52,900)                      -
   Principal repayments of long-term debt                         (10,600)                (17,000)
   Principal repayments of capital lease obligations                    -                  (2,000)
   Repayment of advances from stockholder                         (97,300)                 (1,000)
   Proceeds from issuance of common stock                               -                 686,000
   Dividends                                                     (140,300)                      -
                                                               ----------              ----------
         Net cash flows from financing activities                (301,100)                666,000

EFFECT OF CHANGES IN EXCHANGE RATES                                  (100)                  1,800
NET CHANGE IN CASH                                                 17,200                  32,800
CASH AND CASH EQUIVALENTS, beginning of period                      1,700                 164,200
CASH AND CASH EQUIVALENTS, end of period                           18,900                 197,000

Supplemental disclosure of Cash Flow information:

         Interest paid                                        $    12,400              $   11,000
         Income taxes paid                                    $      (100)                      0

  Non-cash transactions:

  Property and equipment acquired under capital leases                                 $   21,000
  Accounts payable refinanced under capital lease obligations                          $    6,000

       See accompanying notes to these consolidated financial statements.

NOTE I - ORGANIZATION, REVERSE ACQUISITION, AND OPERATIONS


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

OPERATIONS

     Nifco Investments was incorporated in the province of British Columbia, Canada in September 1998 for the purpose of holding all outstanding shares of SmartSources.com Technologies, Inc. ((Technologies), formerly Nifco Synergy Ltd.); Intelli Trade Corporation (Intelli Trade); Infer Technologies, Inc. (Infer Technologies); and Origin Software Corporation (Origin Software).

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION - The preceding financial statements are presented in accordance with U.S. generally accepted accounting principles.

     PRINCIPLES OF CONSOLIDATION - The consolidated financial statements of SmartSources.com, Inc. and Subsidiaries include the accounts of its direct and indirect wholly-owned subsidiaries: Nifco Investments, Inc.; SmartSources.com, Technologies, Inc.; Intelli Trade, Inc.; Infer Technologies, Inc.; and Origin Software Corporation. All material intercompany accounts and transactions have been eliminated in consolidation.

     USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Examples of estimates subject to possible revision based upon the outcome of future events include amortization and valuation of capitalized software costs, depreciation of property and equipment, and income tax liabilities. Actual results could differ from those estimates.

     REVENUE RECOGNITION - The Company recognizes revenue in accordance with American Institute of Certified Public Accountants Statement of Position
     (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2 with Respect to Certain Transactions. Revenue from packaged software products is recognized when shipped. Maintenance and subscription revenue is recognized ratably over the contract period. Revenue attributable to significant support is based on the price charged for the undelivered elements and is recognized ratably over the related product's life cycle. Revenue from fixed-price service contracts and software development contracts requiring significant production, modification, or customization are recognized using the percentage-of-completion method. Revenue from service contracts that are based on time incurred is recognized as work is performed.

     CASH AND CASH EQUIVALENTS - All highly liquid investments, with a maturity of three months or less at the time of purchase, are considered to be cash equivalents.

     ACCOUNTS RECEIVABLE - The Company extends credit to customers on an unsecured basis. Management establishes allowances for doubtful accounts based on evaluation of historical and current payment trends as well as consideration of specific collection issues that may require additional specific allowances.

     CAPITALIZED SOFTWARE AND RESEARCH AND DEVELOPMENT COSTS - Costs incurred prior to establishing the technological feasibility of software products are charged to research and development expense. Research and development expense incurred during fiscal 1998 and 1999 was $38,400 and $374,700, respectively. Costs incurred once technological feasibility has been established, but prior to release of product to customers, are capitalized and amortized on a product-by-product basis. Annual amortization is the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to total current and estimated future revenues or (b) the straight-line method over the remaining estimated economic life of the product. Management periodically compares unamortized costs to net realizable value and writes off any excess. It is reasonably possible that estimates of future gross revenues, the remaining economic useful life of the products, or both will be significantly revised. As a result, the carrying amount of the capitalized software costs may be reduced materially in the near term.

     PROPERTY AND EQUIPMENT - Property and equipment is recorded at cost. Depreciation is computed using straight-line and accelerated methods over estimated useful lives of the assets. Estimated useful lives by major asset category are as follows: Buildings and improvements - 20 years, computer equipment and software - four to ten years, furniture and fixtures - five years.

     INTANGIBLE ASSETS - Costs of perfecting and protecting patents and trademarks are capitalized and amortized using the straight-line method over 20 years. No expense was incurred in 1998. Amortization expense for 1999 was $1,400.

     VALUATION OF LONG-LIVED ASSETS - The Company periodically reviews long-lived assets, including identifiable intangible assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may be impaired and not recoverable. Adjustments are made if the sum of the expected future undiscounted cash flows is less than the carrying amount.

     INCOME TAXES - Income taxes are provided for the tax effect of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes. Deferred taxes are recognized for differences between the basis of assets and liabilities for financial statement and income tax purposes. Deferred tax assets and liabilities represent the future tax consequences of those differences, which will either be taxable or deductible when the assets or liabilities are settled. Amounts are computed using enacted tax rates.

     FOREIGN CURRENCY TRANSLATION - Assets and liabilities of Canadian operations, where the functional currency is the local currency, are translated into U.S. dollars at current exchange rates. Revenues and expenses are translated using average exchange rates prevailing during the year. Foreign currency translation adjustments are reported as a component of accumulated other comprehensive income.

     NEW ACCOUNTING STANDARD - In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Among other provisions, SFAS No. 133 requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those financial instruments at fair value. Accounting for changes in fair value is dependent on the use of the derivatives and whether such use qualifies as hedging activity. The new standard, as amended, becomes effective for the Company in fiscal 2001 and management is currently assessing the impact, if any, it may have on financial position and results of operations.

NOTE 3 - CAPITAL STOCK

Common Stock

     The Company has a single class of no par value common stock. Authorized shares total 50 million. The capital structure presented in the preceding financial statements reflects the capital structure of the Company subsequent to a one for 75 stock split authorized on October 15, 1998 and the six million shares issued in connection with the acquisition discussed in Note 1. Prior to completion of the acquisition in the first quarter of fiscal 1999, Nifco Investments, Inc. paid $142,400 of cash dividends to its majority stockholder. The dividends paid in both 1998 and 1999 were based on equity as reported under accounting principles generally acceptable in Canada, which differs substantially from equity as reported under U.S. generally accepted accounting principles.

     During the quarter ended December 31, 1999, the Company issued or was committed to issue 192,100 shares for total proceeds received of $686,000. Subsequent to December 31, 1999 the Company was in the process of raising capital through the issuance of additional shares.

     At December 31, 1999, a total of 5,000,000, common shares are reserved to honor the exchange rights of holders of the Class B preferred shares of the company's subsidiary, Origin Software, though the number of shares that will ultimately be issued to honor such rights may be significantly less than the total shares reserved. Another 2,412,410 common shares are reserved to honor outstanding stock warrants, grants made under the Company's stock incentive compensation plan, and the exchange rights of holders of the Class A preferred shares of Infer Technologies.

Stock Option Incentive Compensation Plan

     Effective June 21, 1999, the Company adopted the 1999 Stock Incentive Compensation Plan (the Plan). Under the Plan, the Company may make grants of incentive stock options, nonqualified stock options, and stock awards to employees, officers, directors and consultants of the Company and its subsidiaries for an amount of common shares equal to 10% of issued and outstanding shares, not to exceed 550,000 shares. The Company has granted 1,034,000 options, and it is in the process of amending the Plan in order to ratify the options issued in excess of the amount authorized under the plan. The exercise price of incentive stock options and nonqualified stock options can be no less than the fair value of the Company's common stock on the date of grant. The maximum term of options is ten years; and, unless otherwise modified by the Plan administrator, they vest over four years. Options granted to senior management during 1999 vest over two years.

     A summary of the status of the Plan at December 31, 1999 is as follows:


                                                                              Weighted-
                                                               Number          Average
                                                              Of Shares      Exercise Price
                                                              ---------      --------------
     Options outstanding at December 31, 1999
        Granted                                               1,094,000        $  5.50
        Exercised                                                     -              -
        Forfeited                                               (60,000)          5.50
     Options outstanding at December 31, 1999                 1,034,000        $  5.50
     Options exercisable at December 31, 1999                         -        $     -




     A summary of stock options outstanding at December 31, 1999 is as follows:


                                   Options Outstanding                       Options Exercisable
                                   -------------------                       -------------------
                                       Weighted-
                                        Average          Weighted-                           Weighted-
    Range of                           Remaining          Average                             Average
    Exercise           Number         Contractual        Exercise           Number            Exercise
     Prices         Outstanding           Life             Price          Exercisable          Price
    --------        -----------       -----------        ---------        -----------        ---------
    $  5.50          1,034,000         4.5 years          $  5.50               -              $   -

     The Company applies the provision of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for its stock-based awards. Accordingly, costs for employee stock options or issuance of shares is measured as the excess, if any, of the fair value of the Company's common stock at the measurement date over the amount the employee must pay to acquire the stock. No compensation expense was recognized for grants of awards under the Plan in the quarter ended December 31, 1999.

     STOCK OPTIONS - OTHER


     Effective December 15, 1999, the Company issued 200,000 options to purchase the same number of the Company's common shares as follows: 50,000 shares at an exercise price of $5.25, 50,000 shares at an exercise price of $6.00, 50,000 shares at an exercise price of $7.50 and 50,000 shares at an exercise price of $8.00. The options expire on December 14, 2002. The options were issued at no cost in connection with the Company entering into a consulting agreement with Continental Capital & Equity Corporation (Continental). Under the agreement, Continental will assist and advise the Company with respect to investor relations professional services.

     As required by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has applied the fair value method to account for issuance of the options. The Company used the Black-Scholes option pricing model to compute estimated fair value of the warrants, based on the following assumptions:

        Risk-free interest rate                               6.0%
        Price volatility                                     52.5%
        Average expected life of options                1.5 years

     Total compensation cost computed for the options issued to Continental is $188,000. The cost is being recognized ratably over the three-year term of the options.


NOTE 4 - SUBSEQUENT EVENT

     Subsequent to December 31, 1999, the holders of 5 million class B preferred shares of Origin Software notified the Company of their intention to convert the class B shares for 457,380 common shares of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

STATEMENT OF OPERATIONS DATA

                                                  THREE MONTHS ENDED DECEMBER 31
                                                  ------------------------------
                                                    1999                  1998
                                                    ----                  ----
Revenues Earned                                    212,000              161,600
Gross Profit                                       158,000              132,600
   R&D, exclusive of amortization                  254,000               23,000
of Software costs
   Sales and Marketing                             141,000               55,500
   General and Administrative                      563,000               72,700
   Depreciation and Amortization                   142,000               33,300
   Other Operating Expenses                          1,000                    -
Operating Loss                                    (243,000)             (51,900)
Other Expenses                                     (11,000)             (98,000)
LOSS BEFORE PROVISION FOR INCOME TAXES            (954,000)            (149,900)
PROVISION FOR INCOME TAXES                               -               59,900
NET LOSS                                          (954,000)             (90,000)


BALANCE SHEET DATA

                                              DEC. 31,         DEC. 31,
                                                1999             1998
                                                ----             ----
Cash and cash equivalents                     197,000           18,900
Working capital                               148,000         (188,000)
Total assets                                2,936,000          933,200
Long-term debt, less current portion          433,000          434,000
Total stockholders' equity                 (1,519,000)      (2,448,100)

OPERATIONS ANALYSIS

During the quarter ended December 31, 1999 the Company had consolidated revenues of $212,000, cost of sales of $54,000, other operating expenses of $1,101,000 and a net loss of $954,000.

Revenues for the three months ended December 31, 1999 increased 31% as compared to 1998 revenues for the same period of $161,600. This is the result of initial revenue from K-server and an increased client base for the International Trade products and services.

Gross profit is calculated as net sales less the cost of sales, which consists of salaries and commissions directly related to earned revenues. For the three months ended December 31, 1999, the gross profit was $158,000, an increase of 19% over gross profits for the same period in the previous year.

Other operating expenses include Research and Development Costs, Sales and Marketing, General and Administrative, Amortization and Depreciation. The aggregate of these costs increased significantly in the quarter ended December 31, 1999 as compared to the same period of the previous fiscal year. The increase is due to a significant increase in staffing levels across all departments of the Company.

Research and Development costs for the period totaled $254,000, as compared to $23,000 for the previous year. This is a direct result of continued costs incurred in the development of the K-Server line of products, including higher payroll costs due to the increased number of engineers working on K-server and the establishment of an engineering office in Silicon Valley.

Sales and Marketing costs increased 154% in the period of analysis, from $55,500 to $141,000, as a result of higher payroll costs associated with more sales, marketing and support personnel, and increased travel expenses incurred in the promotion of the Company's lines of products.

General and Administrative Expenses increased significantly from $75,000 incurred in the first quarter of fiscal 1999 to $563,000. The increase is partially due to higher payroll costs resulting from the addition of three new senior managers in August 1999. Furthermore, during the period the Company retained the services of a consulting firm to conduct a detailed business strategy for the K-Server division. The total cost of this study is reflected in G&A expenses for the period. The Company also incurred significant professional fees related to a settlement with the Canada Customs and Revenue Agency. The settlement relates to a review conducted by the Agency of various software transactions, including those to which the Company was a party. In January 2000, the Agency agreed to the terms of the proposed settlement; and, accordingly no additional tax liability will be incurred with respect to the transactions referred to above.

Amortization and depreciation costs increased from $31,000 to $142,000 mainly as a result of the amortization costs for the Origin software acquired in May 1999.

During the quarter ended December 31, 1999 the Company did not incur any costs related to Administrative Fees. In the first quarter of fiscal 1999 these costs totaled $38,700. Also in that period, the Company incurred a loss on the sale of investments (Familyware software) of $48,400. No such losses were incurred in the quarter ending December 31, 1999.

In the period of analysis, the Company's interest expense decreased marginally by $1,400 due to the reduced long-term debt levels of the company.

As a result of the marginal increase in revenues and significant increase in operating expenses, the Company had a net loss of $954,000 in the quarter ended December 31, 1999. In December 31, 1998 the Company reported a net loss of $90,000 ($149,900 loss before a provision for income taxes of ($59,900)).

INTERNAL AND EXTERNAL SOURCES OF LIQUIDITY:

During the quarter ended December 31,1999, the Company's cash position increased slightly from $164,200 to $197,000. At December 31,1999, the Company had a working capital of $147,300 and a current ration of 1.4 to 1. The working capital position is down slightly as compared to the balance at September 30,1999 when the Company's working capital was $166,800 and a current ratio of
1.6 to 1. The Company maintained its working capital position through the issuance of additional equity capital during the quarter.

The net loss for the three months ended December 31,1999 was $954,000 as compared to a net loss of $90,000 for the three months ended December 31,1998. The Company's primary source of liquidity and cash during the quarter was from the issuance of equity capital. During the quarter, the Company completed equity financing that resulted in gross proceeds of approximately $686,000. As a result of the financing, the number of common shares issued and subscribed to during the quarter increased from 11,563,200 to 11,755,300.

The Company's ability to fund future operations is dependent upon the generation of new sales and the raising of additional financing. The Company continued its plan to diversify its revenue base and reposition its operations to take advantage of the knowledge management software market. The Company plans to raise additional equity or debt capital in fiscal 2000 in order to meet cash flow requirements and carry out its intended business plan. Subsequent to December 31,1999 the Company had secured additional equity capital of approximately $500,000. The Company has also entered into discussions with a number of investors with the intention of raising an additional $3 to $5 million in either debt or equity capital before the end of the quarter ended March 31,2000.

There are no legal or practical restrictions on the ability of the subsidiaries to transfer funds to the parent company (Smartsources.com Inc.)

MATERIAL COMMITMENTS:

The Company has not undertaken any material commitments for expenditures as of December 31,1999.

TRENDS OR UNCERTAINTIES:

There are no known trends or uncertainties that will have a material impact on revenues.

                          PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

During the quarter ended December 31,1999 the Company issued an aggregate of 192,100 common shares to certain accredited investors. In November 1999, 177,100 shares were sold at a price of $3.45 per share for gross proceeds of $611,000 and in December 1999 15,000 shares were sold at a price of $5.00 per share for gross proceeds of $75,000.

There were no underwriters involved in these transactions. The sales were made in reliance upon the exemption from registration afforded by Section 4(2) of the 1933 Act and Rule 506 of Regulation D thereunder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS


(11) Computation of per share earnings
(27) Financial Data Schedule




                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  SMARTSOURCES.COM, INC.


Date:  February 9, 2000           By: /s/ Nathan Nifco
       -----------------          -----------------------------------------
                                  Chairman and C.E.O.