Form 10QSB
period 2000-03-31
SMARTSOURCES COM INC
filed 2000-05-16
CIK 827082

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended           March 31, 2000
                               ---------------------------------------------

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

Yes [X]   No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 12,312,963 shares of Common Stock

     Transitional Small Business Disclosure Format (check one):

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

The March 31, 2000 condensed consolidated financial statements included in this filing on Form 10-Q have been reviewed by Moss Adams LLP, independent certified public accountants, in accordance with established professional standards and procedures for such review. The report of Moss Adams LLP commenting upon their review accompanies the condensed financial statements included in Item 1 of
Part I.

                         INDEPENDENT ACCOUNTANT'S REPORT





To the Board of Directors
SmartSources.com, Inc.

We have reviewed the consolidated condensed financial statements of SmartSources.com, Inc. and Subsidiaries as of March 31, 2000 and for the three and six months then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet as of September 30, 1999 and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein), and in our report dated March 14, 2000, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of September 30, 1999 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



/S/ MOSS ADAMS LLP

Bellingham, Washington
May 10, 2000

                     SMARTSOURCES.COM INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2000

                                                                      March 31, 2000
                                                   Sept. 30, 1999        Unaudited
                                                   --------------     --------------
                                   ASSETS

CURRENT ASSETS
Cash and cash equivalents ........................   $   164,200       $ 4,326,000
Trade accounts receivable, net ...................       184,800           369,000
Prepaid expenses .................................        12,300            35,000
                                                     -----------       -----------
         Total current assets ....................       361,300         4,730,000

CAPITALIZED SOFTWARE COSTS and PURCHASED SOFTWARE
  RIGHTS, net.....................................     1,550,500         1,386,000
PROPERTY AND EQUIPMENT, net ......................       764,300           808,000
OTHER ASSETS .....................................        33,300           154,000
                                                     -----------       -----------
         TOTAL ASSETS ............................   $ 2,709,400       $ 7,078,000


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILIITES
Accounts payable and accrued liabilities .........   $   140,000       $   230,000
Income tax payable ...............................        78,300            79,000
Current portion of long-term debt ................        58,700            47,000
                                                     -----------       -----------
         Total current liabilities ...............       277,000           356,000

LONG-TERM LIABILITIES
Due to stockholder ...............................        24,700            19,000
Interest payable .................................            --            33,000
Long-term debt, net of current portion ...........       414,800         3,786,000
Deferred tax liability ...........................        64,200            69,000
                                                     -----------       -----------
         Total liabilities .......................       780,700         4,263,000

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST ................................     3,441,100                --

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 11,563,200 and 50 million shares....     1,821,300         9,645,000
   Authorized, 12,312,963 shares outstanding at
   September 30, 1999 and March 31, 2000
   respectively
Accumulated other comprehensive income ...........       124,500           133,000
Accumulated deficit ..............................    (3,210,700)       (6,488,700)
Deferred compensation ............................      (247,500)         (474,300)
                                                     -----------       -----------
         Total stockholders' equity (deficit).....    (1,512,400)        2,815,000
                                                     -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)......................................   $ 2,709,400       $ 7,078,000



       See accompanying notes to these consolidated financial statements.

                     SMARTSOURCES.COM INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF OPERATIONS -- UNAUDITED
              Quarter and Six months ended March 31, 2000 and 1999

                                         FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                       ------------------------------  ------------------------------
                                       MARCH 31, 1999  MARCH 31, 2000  MARCH 31, 1999  MARCH 31, 2000
                                       --------------  --------------  --------------  --------------
REVENUES EARNED ......................   $  188,500      $  427,200      $  350,100      $  639,000

COST OF SALES ........................       20,200          46,200          49,500          99,700
                                         ----------      ----------      ----------      ----------

GROSS PROFIT .........................      168,300         381,000         300,600         539,300

OTHER EXPENSES, EXCLUSIVE OF
   DEPRECIATION AND AMORTIZATION
   Research & Development.............       62,000         243,200          85,200         497,000
   Sales and Marketing ...............      101,000         231,900         156,300         372,600
   General and Administrative ........      240,900         563,200         352,500       1,127,700
                                         ----------      ----------      ----------      ----------
                                            403,900       1,038,300         594,000       1,997,300
                                         ----------      ----------      ----------      ----------

OPERATING LOSS BEFORE DEPRECIATION AND
  AMORTIZATION .......................     (235,600)       (657,300)       (293,400)     (1,458,000)

Depreciation and amortization ........       42,000         141,400          72,900         283,700
                                         ----------      ----------      ----------      ----------

OPERATING EARNINGS (LOSS) ............     (277,600)       (798,700)       (366,300)     (1,741,700)
                                         ----------      ----------      ----------      ----------

OTHER INCOME (EXPENSE)
   Realized gain (loss) on investments         --              --           (48,800)           --
   Interest income ...................         --            35,600            --            35,600
   Interest expense ..................      (11,400)     (1,646,700)        (23,800)     (1,657,600)
                                         ----------      ----------      ----------      ----------
                                            (11,400)     (1,611,100)        (72,600)     (1,622,000)
                                         ----------      ----------      ----------      ----------

INCOME (LOSS) BEFORE PROVISION FOR
  INCOME TAXES .......................     (289,000)     (2,409,800)       (438,900)     (3,363,700)

PROVISION FOR (BENEFIT FROM) INCOME
  TAXES...............................       80,200         (85,700)         20,200         (85,700)
                                         ----------      ----------      ----------      ----------
NET INCOME (LOSS) ....................   $ (369,200)    $(2,324,100)     $ (459,100)    $(3,278,000)
                                         ----------      ----------      ----------      ----------

Basic earnings (loss) per share ......   $    (0.05)    $     (0.19)     $    (0.07)    $     (0.28)
Diluted earnings (loss) per share ....   $    (0.05)    $     (0.19)     $    (0.07)    $     (0.28)

Weighted average common share
  outstanding (basic and diluted).....    6,688,300      12,143,400       6,688,300      11,898,500



       See accompanying notes to these consolidated financial statements.

                     SMARTSOURCES.COM INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED
                    Six months ended March 31, 2000 and 1999

                                                      March 31, 1999   March 31, 2000
                                                      --------------   --------------
CASH FROM OPERATING ACTIVITIES
   Net Income (Loss) ...............................   $  (459,100)     $(3,278,000)
Adjustments to reconcile net income (loss) to
   net cash from operating activities
   Depreciation and amortization ...................        72,900          283,700
   Loss on disposal of assets ......................        48,800             --
   Stock-based compensation ........................          --            144,700
   Realized gains (losses) on sale of investments ..        (7,200)            --
   Accrued interest expense from long-term debt ....          --             30,200
   Accrued interest expense from intrinsic
      value of conversion feature of long-term debt           --          1,604,300
Changes in operating assets and liabilities
   Trade accounts receivable .......................       226,900         (181,200)
   Other assets ....................................       (14,100)        (126,000)
   Accounts payable and other current liabilities ..        64,800           94,200
   Administrative fees payable .....................        39,000             --
   Income taxes payable and refundable .............        (7,000)            --
   Sale deposit ....................................       (98,700)            --
                                                       -----------      -----------
      Net cash flows from operating activities .....      (133,700)      (1,428,100)

CASH FROM INVESTING ACTIVITIES
   Purchase of property and equipment ..............       (39,500)         (50,700)
   Purchase of capitalized software ................          --            (60,700)
   Refund of deposit on property and equipment .....          --             16,000
   Proceeds from sale of Familyware ................       163,200             --
   Proceeds from sale of investments ...............        17,400
                                                       -----------      -----------
      Net cash flows from investing activities .....       141,100          (95,400)

CASH FROM FINANCING ACTIVITIES
   Repayment of note payable, net ..................       (13,800)            --
   Principal repayments of long-term debt ..........       (32,000)         (34,000)
   Principal repayments of capital lease obligations          --             (5,400)
   Repayment of advances from stockholder ..........       (97,300)          (5,500)
   Proceeds from long-term debt and stock warrants..                      4,552,000
   Proceeds from issuance of common stock ..........       300,000        1,184,200
   Dividends .......................................      (140,300)            --
                                                       -----------      -----------
      Net cash flows from financing activities .....        16,600        5,691,300

EFFECT OF CHANGES IN EXCHANGE RATES ................          (500)          (6,000)
                                                       -----------      -----------
NET CHANGE IN CASH .................................        23,500        4,161,800
CASH AND CASH EQUIVALENTS, beginning of period .....         1,700          164,200
                                                       -----------      -----------
CASH AND CASH EQUIVALENTS, end of period ...........   $    25,200      $ 4,326,000

Supplemental disclosure of Cash Flow information:

      Interest paid ................................   $    23,800       $   23,200
      Income taxes paid (received) .................   $    19,000       $  (85,700)



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

     UNAUDITED INTERIM FINANCIAL STATEMENTS - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with the instructions for Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures normally required by generally accepted accounting principles for complete financial statements or those normally reflected in the Company's Annual Report on Form 10-KSB. The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of results for interim periods. Results of interim periods are not necessarily indicative of the results to be expected for a full year.


NOTE 3 - LONG-TERM DEBT AND PRIVATE PLACEMENT

     LONG-TERM DEBT -

     Long-term debt consists of the following:

                                                                                 September 30,  March 31, 1999
                                                                                     1999            2000
                                                                                 -------------  --------------
     Convertible debentures, interest at 7% payable at maturity or upon conversion or redemption, due February 2005, see further
     description below ............................................               $      --      $ 3,326,300

     Capital lease obligations payable in aggregate monthly installments of
     $4,580, including imputed interest at rates ranging from 9.7% to 11.94%,
     due at dates from November 1999 to March 2003  ...........................          --           63,500

     Note payable to a Canadian bank in monthly installments of $4,400 plus interest at prime plus 1.25%, collateralized by general assets of
     Technologies, due August 2000  ...........................................        44,400         18,000

     Mortgage payable to a Canadian bank in monthly installments of $1,700 including interest at 8.75%, collateralized by real estate of Technologies and assignment of rents, guaranteed by the majority stockholder, due in
     2011  ....................................................................       155,500        153,500

     Mortgages payable to two Canadian finance companies in aggregate monthly installments of $2,200, including interest at rates of 7% and 9%, collateralized by real estate of Technologies and guaranteed by the
     majority stockholder, due January 2001 and June 2002  ....................       273,600        271,700
                                                                                  -----------    -----------
     Total debt ...............................................................       473,500      3,833,000

     Less current portion .....................................................       (58,700)       (47,000)
                                                                                  -----------    -----------
     Long-term portion ........................................................   $   414,800    $ 3,786,000
                                                                                  ===========    ===========
     Long-term debt matures as follows:



                Year Ending
               September 30,
               -------------
                   2000...........................   $   47,000
                   2001...........................       51,600
                   2002...........................       55,700
                   2003...........................       60,200
                   2004...........................       65,800
                Thereafter........................    3,505,700
                                                     ----------
                                                     $3,786,000


     PRIVATE PLACEMENT OF CONVERTIBLE DEBENTURES AND WARRANTS -

     On February 24, 2000, the Company issued $5 million of convertible debentures and detachable stock purchase warrants. The debentures mature in February 2005 and bear interest at 7%, which is payable upon maturity, or upon conversion or redemption. The detachable warrants entitle holders to purchase 330,000 shares of the Company's common stock over a five-year term at an exercise price of $11.10 per share.

     In connection with issuing the debentures and warrants, the Company paid $325,000 of placement fees, $93,000 of legal costs, and $30,000 to the holders of the debentures for reimbursement of a portion of their legal costs. The Company also issued 25,000 warrants in lieu of placement fees. The warrants entitle the holders to purchase an equal number of shares of common stock at a price of $11.10 per share. The term of the 25,000 warrants is two years.

     Concurrent with placing the debentures and warrants, the Company entered into a Registration Rights Agreement (the Registration Agreement) with the holders of the debentures. The Registration Agreement requires that the Company file a registration statement with the Securities and Exchange Commission by March 24, 2000 to register the shares of common stock that may be acquired upon conversion of the debentures.

     The debentures are convertible in whole or in part into common stock any time before maturity at a conversion price that floats with the market price of the stock, not to exceed a fixed conversion price of $9.71. After August 24, 2000, if the debentures are submitted for conversion and the conversion price is below $9.71, the Company has the right to redeem the debentures for cash at an amount equal to the value of the converted shares. For each share of common stock issued upon conversion, the holders of the debentures have the option to purchase one additional share at the fixed conversion price of $9.71. The number of shares issued upon conversion of the debentures and exercise of the additional purchase option is limited in that the total number of shares beneficially owned by the holders of the debentures and their affiliates may not exceed 4.9% of outstanding common shares. Any issuance of shares in excess in of this limitation must be approved by a majority of the Company's common stockholders.

     In the event that certain circumstances pertain, including without limitation the following, the conversion price will be adjusted downward:

     1. The Company's common stock is not listed on the American Stock Exchange or the Nasdaq Small Cap Market by October 24, 2000 or on the Nasdaq National Market by February 24, 2001.

     2. The Company is in default of the requirements of the Registration Agreement.

     In the event the Company fails to comply with certain terms of the debentures, holders may elect for the debentures to be redeemed for cash at an amount equal to 120% of the conversion price that would otherwise apply, plus interest and default payments. If the rules of the National Association of Securities Dealers (NASD) apply, in the event the number of shares to be issued upon conversion exceeds 20% of shares outstanding at the time the debentures were issued, the Company must obtain stockholder approval to issue shares in excess of this limit. If stockholder approval is not obtained, the debentures underlying the shares in excess of the 20% limit would become redeemable for cash.

     A total of $1,330,000 of the $5,000,000 gross proceeds from the private placement was allocated to the detachable stock warrants, based upon the relative fair value of the warrants and the debentures. The value ascribed to the warrants was recorded as a debt discount and an increase in common stock. The debt discount is recognized as interest expense over the five-year term of the debentures using the effective interest method.

     Total issue costs, including the fair value of stock warrants issue in lieu of finder's fees, were $502,300, of which $368,700 was allocated to the debentures and $133,600 was allocated to the detachable warrants. The portion of the issue costs attributable to the debentures was recorded as an offset against the gross proceeds allocated to the debentures and is being amortized over the five-year term of the debt using the effective interest method. The portion of the costs attributable to the warrants was recorded as an offset against the gross proceeds allocated to the warrants.

     At the date of issue, the conversion price of the debentures was less than the fair value of the Company's common stock. The intrinsic value of this conversion feature was $1,575,800, which was recorded as a charge to interest expense and an increase to common stock.


NOTE 4 - CAPITAL STOCK

     COMMON STOCK - The Company has a single class of common stock. Authorized shares total 50 million. During the three months ended March 31, 2000, the Company issued 100,300 shares for total proceeds of $498,200. During the remainder of the six months ended March 31, 2000, the Company issued another 192,100 shares for total proceeds of $686,000.

     At March 31, 2000, a total of 3,732,700 common shares are reserved to honor the conversion rights, investments options, and stock purchase warrants issued in connection with the private placement described in Note 3. Another 5,610,000 common shares are reserved to honor other outstanding stock warrants and grants made under the Company's stock incentive compensation plan.


     EXCHANGE OF CLASS B REDEEMABLE, EXCHANGEABLE PREFERRED STOCK OF ORIGIN SOFTWARE CORPORATION-

     On February 15, 2000, the Company issued 457,400 shares of common stock to Columbia Diversified Software Fund Limited Partnership (Columbia) in exchange for 5 million shares of Class B redeemable, exchangeable preferred stock of the Company's subsidiary, Origin Software. As a result of the exchange, minority interest decreased by $3,407,000, and common stock increase by the same amount.

     As described in Note 7, subsequent to March 31, 2000, Columbia has contended that the Company has not performed in accordance with the Share Exchange Agreement governing the exchange of shares.


     ACQUISITION OF CLASS A PREFERRED STOCK OF INFER TECHNOLOGIES, INC. --

     In July 1999, the Company's subsidiary, Infer Technologies, entered into a subscription agreement to sell its chief engineer all shares of Infer Technologies' Class A preferred stock for $0.01 per share. Holders of the shares have the right to exchange each preferred share for approximately 18 shares of the Company's common stock. The subscription rights accrued ratably over 24 months at 312.5 shares per month. As the rights accrue, the Company recognizes stock-based compensation using the intrinsic value method, based on the difference between the $0.01 sales price and the market value of the 18 shares of common stock of the Company for which each preferred share can be exchanged. Through December 31, 1999, the Company recognized $113,000 of stock-based compensation related to this arrangement.

     Effective January 1, 2000, the Company and the employee canceled the agreement and the Company acquired all outstanding Class A preferred shares of its subsidiary in exchange for agreeing to issue the employee 300,000 stock options. The exercise price of the options committed to be awarded will approximate the fair value of the Company's shares on the grant date. As a result of the cancellation of the agreement and acquisition of the subsidiary's preferred shares, minority interest decreased by $113,000 and common stock increased by the same amount. No gain or loss was recognized as a result of the Company acquiring the subsidiary's preferred shares.


     STOCK WARRANTS --
     During the three months ended March 31, 2000, in conjunction with the private placement of convertible debentures described in Note 3, the Company issued detachable stock purchase warrants that allow holders to purchase 330,000 of the Company's common stock for $11.10 per share. The term of the warrants is five years. A total of $1,330,000 of the $5,000,000 gross proceeds from the private placement was allocated to the detachable stock warrants, based on the relative fair value of the warrants and the debentures. The value ascribed to the warrants was recorded as a debt discount and an increase in common stock.

     In connection with the private placement, the Company issued additional warrants, in lieu of finder's fees, to purchase another 25,000 shares of common stock at $11.10 per share. The term of 21,300 of the warrants is five years; the term of the other 3,700 warrants is two years. The fair value of the stock warrants was allocated between the convertible debentures and detachable stock warrants and recorded as an offset against the gross proceeds received for the securities.


     STOCK OPTION INCENTIVE COMPENSATION PLAN --
     Effective June 21, 1999, the Company adopted the 1999 Stock Incentive Compensation Plan (the Plan). Under the Plan, the Company may make grants of incentive stock options, nonqualified stock options, and stock awards to employees, officers, directors and consultants of the Company and its subsidiaries for an amount of common shares equal to 10% of issued and outstanding shares, not to exceed 4,000,000 shares. The Company has granted 1,819,000 options, and it is in the process of amending the Plan in order to ratify the options issued in excess of the amount authorized under the plan. The exercise price of incentive stock options and nonqualified stock options can be no less than the fair value of the Company's common stock on the date of grant. The maximum term of options is ten years; and, unless otherwise modified by the Plan administrator, they vest over four years. Options granted to senior management during 1999 vest over two years.

     A summary of the status of the Plan at March 31, 2000 is as follows:

                                                                    Weighted-
                                                     Number          Average
                                                   Of Shares     Exercise Price
                                                   ---------     --------------
     Options outstanding at March 31, 2000
        Granted ................................       919,000        $   5.50
        Exercised ..............................       890,000            7.09
        Forfeited ..............................      (105,000)           5.86
     Options outstanding at March 31, 2000 .....     1,704,000        $   6.51
     Options exercisable at March 31, 2000 .....          --          $   --



     A summary of stock options outstanding at March 31, 2000 is as follows:

                                    Options Outstanding                   Options Exercisable
                         -----------------------------------------     -------------------------
                                          Weighted-
                                           Average       Weighted-                     Weighted-
         Range of                         Remaining       Average                       Average
         Exercise           Number       Contractual      Exercise        Number        Exercise
          Prices         Outstanding         Life          Price        Exercisable      Price
     ----------------    -----------     -----------     ---------      -----------    ---------
     $5.50 to $10.25      1,704,000       4.3 years        $6.51            --           $  --


     The Company applies the provision of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for its stock-based awards. Accordingly, costs for employee stock options or issuance of shares is measured as the excess, if any, of the fair value of the Company's common stock at the measurement date over the amount the employee must pay to acquire the stock. No compensation expense was recognized for grants of awards under the Plan in the quarter ended March 31, 2000.


     STOCK OPTIONS -- OTHER

     1.
     During the six months ending March 31, 2000 the Company issued 200,000 options to purchase the same number of the Company's common shares as follows: 50,000 shares at an exercise price of $5.25, 50,000 shares at an exercise price of $6.00, 50,000 shares at an exercise price of $7.50 and 50,000 shares at an exercise price of $8.00. The options expire on December 14, 2002. The options were issued at no cost in connection with the Company entering into a consulting agreement with Continental Capital & Equity Corporation (Continental). Under the agreement, Continental will assist and advise the Company with respect to investor relations professional services.

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

     2.
     In January 2000 the Company issued 100,000 options to purchase the same number of the Company's common shares at an exercise price of $5.50. The options expire on January 2002 and were issued at no cost in connection with the Company entering into a consulting agreement with Peter Sanders under which Mr. Sanders will assist and advise the Company in respect to investor relations professional services.

     As required by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has applied the fair value method to account for issuance of the options. The Company used the Black-Scholes option pricing model to compute estimated fair value of the warrants, based on the following assumptions:


         Risk-free interest rate                                           6.0%
         Price volatility                                                 33.7%
         Average expected life of options                              1.5 years


     Total compensation cost computed for the options issued to Peter Sanders is $105,000. The cost is being recognized ratably over the two-year term of the options.


NOTE 5 -- NON-CASH TRANSACTIONS

     As described in Note 4, during the three months ended March 31, 2000, the holder of the Class B preferred shares of the Company's subsidiary, Origin Software Corporation, exchanged the preferred shares for 457,400 shares of the Company's common stock. In addition, the Company acquired 1,600 shares of Class A preferred stock of its subsidiary, Infer Technologies, Inc., in connection with an employee compensation arrangement. As a result of these transactions, a total of $3,520,000 of minority interests was reclassified as common stock.

     During the six months ended March 31, 2000, the Company also acquired $21,000 of equipment under capital lease agreements. In connection with its entering into the lease agreements, the Company refinanced $6,000 of trade accounts payable.


NOTE 6 -- SEGMENT INFORMATION

     SEGMENT INFORMATION --
     The Company's primary operations consist of the development and sale of trade compliance software products to entities subject to the North American Free Trade Agreement and the development and implementation of internet-based content management software. Other services include international trade consulting. Management assesses the operations of its software sales and development activities and its consulting activities as separate segments. The following tables and schedules summarize certain information about these segments.

                                           Software Sales
                                           and Development
                                      --------------------------  International
                                      International                   Trade
                                          Trade         kServer    Consulting        Total
                                      -------------   ----------  -------------  -----------
     Three months ended March 31,
        1999
     External revenues ..............   $   30,800    $   71,700    $   86,000    $  188,500
     Intersegment revenues ..........         --            --            --            --
     Segment income (loss) before tax  ($  251,800)         --     ($   29,200)  ($  222,600)
     Segment assets .................   $  726,600          --      $   96,000    $  822,600

        2000
     External revenues ..............   $   26,900    $  258,000    $  142,300    $  427,200
     Intersegment revenues ..........         --            --            --            --
     Segment income (loss) before tax  ($  184,100)  ($   25,000)   $   36,000   ($  173,100)
     Segment assets .................   $1,872,500    $  542,500    $  148,500    $2,563,500

     Six months ended March 31,
        1999
     External revenues ..............   $   62,400    $   71,700    $  184,500    $  318,600
     Intersegment revenues ..........   $   31,500                                $   31,500
     Segment income (loss) before tax  ($  423,200)         --      $   50,700   ($  372,500)
     Segment assets .................   $  726,600          --      $   96,000    $  822,600

        2000
     External revenues ..............   $   91,000    $  292,000    $  256,000    $  639,000
     Intersegment revenues ..........         --            --            --            --
     Segment income (loss) before tax  ($  322,800)  ($  305,000)       68,700   ($  539,100)
     Segment assets .................   $1,872,500    $  542,500    $  148,500    $2,563,500



                                 Three months ended March 31,
                                                                       1999          2000
                                                                   ------------  ------------
     Total income (loss) before tax for reportable segments.....   ($  222,600)  ($  173,100)
     Corporate headquarters expenses............................   ($   66,400)  ($2,236,700)
     Consolidated total.........................................   ($  289,000)  ($2,409,800)



                                  Six months ended March 31,
                                                                       1999          2000
                                                                   ------------  ------------
     Total income (loss) before tax for reportable segments.....   ($  372,500)  ($  559,106)
     Corporate headquarters expenses............................   ($   66,400)  ($2,804,600)
     Consolidated total.........................................   ($  438,900)  ($3,363,700)


NOTE 7 -- CONTINGENCIES

     CANADIAN TAX IMPLICATIONS OF SALE AND PURCHASE OF SOFTWARE RIGHTS -- During 1995 and 1996, the Company's subsidiary, Technologies, sold the rights to its primary software product to Columbia Diversified Software Fund Limited Partnership (Columbia). During 1999, another of the Company's subsidiaries, Origin Software, repurchased these rights. During the same time frame, Technologies purchased and sold an interest in certain other software rights. These transactions all included a significant noncash component that employed the issuance, receipt, and settlement of long-term promissory notes. Although these notes were not recognized for financial reporting purposes, they did increase significantly the value assigned to the software rights in question for tax reporting purposes in Canada.

     Revenue Canada has been reviewing various software transactions, including those to which Technologies was a party. In October 1999, the Company submitted a proposed settlement to Revenue Canada that would limit the amount of tax it must pay on the net gain from these transactions to the net amount of cash received. Effective January 7, 2000, Revenue Canada agreed to the terms of the settlement; and, as a result, during the three months ended March 31, 2000, the Company received an $85,700 Canadian federal income tax refund.


     EXCHANGE OF CLASS B PREFERRED SHARES OF ORIGIN SOFTWARE --
     In connection with the repurchase of certain software rights from Columbia Diversified Software Fund Limited Partnership (Columbia), the Company's subsidiary, Origin Software, issued 5 million shares of Class B preferred stock. Concurrent with the issuance of the preferred shares, Origin Software and the Company entered into a Share Exchange Agreement (the Agreement) with Columbia. Under the Agreement, subsequent to October 1, 1999, Columbia has the right to exchange all or part of the Class B preferred shares for an amount of common shares of the Company with market value of Cdn $5 million (not to exceed 5 million common shares reserved for the exchange), based on average trading price during the fourteen-day period immediately prior to exercise. Common shares issued are to be "freely tradable," but 80% of the shares will be held in trust and released ratably to Columbia over the following four years.


     On January 26, 2000, Columbia notified the Company that it wished to exercise its exchange rights; and, on February 15, 2000, the Company issued 457,400 shares of common stock to Columbia in exchange for the 5 million Class B preferred shares.

     Columbia has subsequently contended that the Company has not performed in accordance with the Share Exchange Agreement as a result of its issuing shares that are currently restricted from resale on the NASD Over-the-Counter Bulletin Board. The Company is in the process of filing a registration statement on Form SB-2 with the Securities and Exchange Commission, in part, to allow the shares held by Columbia to be traded. Management believes it is not in the best interests of Columbia to delay or impede the registration process by undertaking legal action, which might erode the value of the shares currently held by Columbia. However, the possibility exists that the Company may ultimately issue additional shares to Columbia to settle the matter, though at present management is unable to estimate how many shares this may be.



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


OPERATIONS ANALYSIS

During the quarter ended March 31,2000 we had consolidated revenues of $427,200 operating expenses of $1,038,300 and a net loss before interest and depreciation of $657,300. For the six months ending March 31,2000, revenues were $639,000, operating expenses were $1,997,300 and the net loss before depreciation, amortization and interest was $1,458,000.

Revenues for the three months ended March 31, 2000 increased 127% as compared to 1999 revenues for the same period, which totaled $188,500. The increase is a result of new revenues generated by kServer(TM) launched during the current fiscal year and an increased client base for the International Trade products and services. A kServer(TM) contract entered into with the Government of Canada was the main contributor to the increase in revenues. The Company has not recognized any revenue from the Uniglobe contract as of March 31,2000.

Operating expenses include research and development, sales and marketing, and general and administrative expenses. The aggregate of these costs increased considerably as compared to the previous period. The increase was due to a significant increase in staffing and activity levels across all our departments.

Research and development costs for the three months ended March 31, 2000 totaled $243,200 as compared to $62,000 for the same period in the previous fiscal year. This was a direct result of continued costs incurred in the development of the kServer(TM) line of products, including higher payroll costs due to the increased number of engineers working on kServer(TM) and the establishment of an engineering office in California.

Sales and marketing costs increased 130% during the quarter, from $101,000 to $231,900 as a result of higher payroll expense and costs associated with more sales, marketing and support personnel, and increased travel expenses incurred in the promotion of our lines of products.

General and Administrative expenses increased 134%, from $240,900 to $563,200. The increase was partially due to higher payroll costs resulting from the addition of three new senior managers in August 1999. Furthermore, travel expense, shareholder relations costs and professional fees all increased as compared to the previous year.

Amortization and depreciation costs increased from $42,000 to $141,400, mainly as a result of the amortization costs for the ORIGIN(TM) software acquired in May 1999.

Interest expense for the three months ending March 31, 2000 was $1,646,700, a significant increase as compared to previous years period. The increase was primarily due to the fact that at the date of issue of the convertible debenture, the conversion price of the debentures was less than the fair value of the Company's common stock. The intrinsic value of this conversion feature was determined to be $1,575,800 and was recorded as a charge to interest expense and an increase to common stock.

Net loss during the quarter was $2,324,100. In the quarter ended March 31,1999, we reported a net loss of $369,200. The increase in the net loss was primarily due to higher interest expense and an increase in operating costs.


INTERNAL AND EXTERNAL SOURCES OF LIQUIDITY:

On March 31, 2000, our cash and cash equivalent balance totaled $4,326,000. This is a significant increase in cash as compared to the September 30, 1999 cash position of $164,200. The increase resulted from the issuance on February 24, 2000, of convertible debentures in the aggregate principal amount of $5,000,000. The debentures bear interest at a rate of 7% per annum commencing February 24, 2000 and mature on February 24, 2005. The principal amount of the debentures (plus all accrued interest and any additional amounts owed) is convertible, in whole or in part, at the option of the holders, into shares of Common Stock. In connection with this issuance, we paid a placement fee of $325,000 and issued 25,000 warrants.

A total of $1,330,000 of the $5,000,000 gross proceeds from the private placement was allocated to the detachable stock warrants, based upon the relative fair value of the warrants and the debentures. The value ascribed to the warrants was recorded as a debt discount and an increase in common stock. The debt discount is recognized as interest expense over the five-year term of the debentures using the effective interest method.

Total issue costs, including the fair value of stock warrants issued in lieu of finder's fees, were $502,300, of which $368,700 was allocated to the debentures and $133,600 was allocated to the detachable warrants. The portion of the issue costs attributable to the debentures was recorded as an offset against the gross proceeds allocated to the debentures and is being amortized over the five-year term of the debt using the effective interest method. The portion of the costs attributable to the warrants was recorded as an offset against the gross proceeds allocated to the warrants.

At the date of issue, the conversion price of the debentures was less than the fair value of the Company's common stock. The intrinsic value of this conversion feature was $1,575,800, which was recorded as a charge to interest expense and an increase to common stock.

On March 31, 2000, the Company had a working capital of $4,374,000 and a current ratio of 13.3 to 1. The working capital position has increased significantly as compared to the balance at September 30, 1999 when working capital was $84,300 with a current ratio of 1.3 to 1. The current working capital position was achieved through the issuance of additional equity capital during the six months ended March 31, 2000 for gross proceeds of approximately $1,184,000 and the issuance of convertible debentures in the aggregate principal amount of $5,000,000.

Investing activities during the six months ended March 31, 2000 have consisted primarily of purchases of property and equipment, principally computer hardware and software. Capital expenditures, including those under capital leases, totaled $46,600 in 1998, $139,500 in 1999 and $100,400 in the six months ended March 31,2000. We expect that capital expenditures will increase with our anticipated growth in operations, infrastructure and personnel.

To date, we have not invested in derivative securities or any other financial instruments that involves a high level of complexity or risk. We expect that in the future, cash in excess of current requirements will continue to be invested in high credit-quality, interest-bearing securities.

We believe that the net proceeds of the debentures, together with cash and cash equivalents, will be sufficient to meet our working capital requirements for at least the next 12 months. Thereafter, we may require additional funds to support our working capital demand or for other purposes and may seek to raise additional funds through public or private equity financings or from other sources. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, financial condition and operating results.

There are no legal or practical restrictions on the ability of the subsidiaries to transfer funds to the parent company (Smartsources.com Inc.)

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 is effective for all fiscal quarters beginning with the quarter ending December 31, 2000. SFAS No.133 establishes accounting and reporting standards for derivative instruments, including other contracts, and for hedging activities. We will adopt SFAS No. 133 in the quarter ending December 31, 2000 and do not expect its adoption to have an impact on our results of operations, financial position or cash flows.


MATERIAL COMMITMENTS:

The Company has not undertaken any material commitments for expenditures as of March 31, 2000.


TRENDS OR UNCERTAINTIES:

There are no known trends or uncertainties that will have a material impact on revenues.


                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

None.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

In January 2000, the Company issued 99,605 shares of common stock at $5.00 per share to six private investors for cash in the aggregate amount of $498,025.

In February 2000, the Company exchanged 457,380 shares of common stock for 5,000,000 shares of Class B Preferred Stock of Origin Software Corporation, a subsidiary of the Company, held by Columbia Diversified Software Fund Limited Partnership (the "Partnership"). The preferred shares wee originally issued in October 1999 in connection with the repurchase of certain software rights from the Partnership.

In February 24, 2000 the Company issued convertible debentures in the aggregate principal amount of $5,000,000. These debentures are convertible in whole or in part, at the option of the holders, into shares of common stock.

There were no underwriters involved in these transactions. A placement fee of $325,000 and 25,000 warrants were issued in connection with the issuance of the convertible debenture. The sales were made in reliance upon the exemption from registration afforded by Section 4(2) of the 1933 Act and Rule 506 of Regulation D thereunder.


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



                                   SMARTSOURCES.COM, INC.


Date:  May 12, 2000                By: /s/ Nathan Nifco
--------------------               ---------------------------------------
                                   Chairman and C.E.O.