Form 10QSB/A
period 2000-03-31
SMARTSOURCES COM INC
filed 2000-05-19
CIK 827082

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                 FORM 10-QSB/A


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


The March 31, 2000 condensed consolidated financial statements included in this filing on Form 10-QSB have been reviewed by Moss Adams LLP, independent certified public accountants, in accordance with established professional standards and procedures for such review. The report of Moss Adams LLP commenting upon their review accompanies the condensed financial statements included in Item 1 of Part I.

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



/S/ MOSS ADAMS LLP

Bellingham, Washington
May 10, 2000

                     SMARTSOURCES.COM INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                     MARCH 31, 2000 AND SEPTEMBER 30, 1999


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

CURRENT LIABILITIES
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


     In connection with the private placement, the Company issued additional warrants, in lieu of finder's fees, to purchase another 25,000 shares of common stock at $11.10 per share. The term of the warrants is two years. The fair value of the stock warrants was allocated between the convertible debentures and detachable stock warrants and recorded as an offset against the gross proceeds received for the securities.


     STOCK OPTION INCENTIVE COMPENSATION PLAN --
     Effective June 21, 1999, the Company adopted the 1999 Stock Incentive Compensation Plan (the Plan). Under the Plan, the Company may make grants of incentive stock options, nonqualified stock options, and stock awards to employees, officers, directors and consultants of the Company and its subsidiaries for an amount of common shares equal to 10% of issued and outstanding shares, not to exceed 4,000,000 shares. The Company has granted 1,819,000 options. The exercise price of incentive stock options and nonqualified stock options can be no less than the fair value of the Company's common stock on the date of grant. The maximum term of options is ten years; and, unless otherwise modified by the Plan administrator, they vest over four years. Options granted to senior management during 1999 vest over two years.

     A summary of the status of the Plan at March 31, 2000 is as follows:

                                                                       Weighted-
                                                      Number            Average
                                                    Of Shares       Exercise Price
                                                    ---------       --------------
     Options outstanding at September 30, 1999 ..       919,000        $   5.50
        Granted .................................       890,000            7.09
        Exercised ...............................          --              --
        Forfeited ...............................      (105,000)           5.86
     Options outstanding at March 31, 2000 ......     1,704,000        $   6.51
     Options exercisable at March 31, 2000 ......          --          $   --




     A summary of stock options outstanding at March 31, 2000 is as follows:

                                    Options Outstanding                   Options Exercisable
                         -----------------------------------------     -------------------------
                                          Weighted-
                                           Average       Weighted-                     Weighted-
         Range of                         Remaining       Average                       Average
         Exercise           Number       Contractual      Exercise        Number        Exercise
          Prices         Outstanding         Life          Price        Exercisable      Price
     ----------------    -----------     -----------     ---------      -----------    ---------
     $5.50 to $10.25      1,704,000       4.3 years        $6.51            --           $  --


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


                                           Software Sales
                                           and Development
                                      --------------------------  International
                                      International                   Trade
                                          Trade         kServer    Consulting        Total
                                      -------------   ----------  -------------  -----------
     Three months ended March 31,
        1999
     External revenues ..............   $   30,800    $   71,700    $   86,000    $  188,500
     Intersegment revenues ..........         --            --            --            --
     Segment income (loss) before tax  ($  251,800)         --     ($   29,200)  ($  222,600)
     Segment assets .................   $  726,600          --      $   96,000    $  822,600

        2000
     External revenues ..............   $   26,900    $  258,000    $  142,300    $  427,200
     Intersegment revenues ..........         --            --            --            --
     Segment income (loss) before tax  ($  184,100)  ($   25,000)   $   36,000   ($  173,100)
     Segment assets .................   $1,872,500    $  542,500    $  148,500    $2,563,500

     Six months ended March 31,
        1999
     External revenues ..............   $   62,400    $   71,700    $  184,500    $  318,600
     Intersegment revenues ..........   $   31,500                                $   31,500
     Segment income (loss) before tax  ($  423,200)         --      $   50,700   ($  372,500)
     Segment assets .................   $  726,600          --      $   96,000    $  822,600

        2000
     External revenues ..............   $   91,000    $  292,000    $  256,000    $  639,000
     Intersegment revenues ..........         --            --            --            --
     Segment income (loss) before tax  ($  322,800)  ($  305,000)       68,700   ($  559,100)
     Segment assets .................   $1,872,500    $  542,500    $  148,500    $2,563,500




                                 Three months ended March 31,
                                                                       1999          2000
                                                                   ------------  ------------
     Total income (loss) before tax for reportable segments.....   ($  222,600)  ($  173,100)
     Corporate headquarters expenses............................   ($   66,400)  ($2,236,700)
     Consolidated total.........................................   ($  289,000)  ($2,409,800)



                                  Six months ended March 31,
                                                                       1999          2000
                                                                   ------------  ------------
     Total income (loss) before tax for reportable segments.....   ($  372,500)  ($  559,106)
     Corporate headquarters expenses............................   ($   66,400)  ($2,804,600)
     Consolidated total.........................................   ($  438,900)  ($3,363,700)


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