Form 10QSB/A
period 2000-03-31
SMARTSOURCES COM INC
filed 2000-06-09
CIK 827082

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549



                               AMENDMENT No. 2 to
                                  FORM 10-QSB


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


As discussed in Note 4 to the financial statements, subsequent to issuance of our report, management reassessed the use of certain facts surrounding a share exchange agreement resulting in an increase in previously reported minority interest and decrease in previously reported common stock as of March 31, 2000. Accordingly, the March 31, 2000 financial statements have been restated.


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



/S/ MOSS ADAMS LLP

Bellingham, Washington
May 10, 2000

                     SMARTSOURCES.COM INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                     MARCH 31, 2000 AND SEPTEMBER 30, 1999

                                                                      March 31, 2000
                                                   Sept. 30, 1999        Unaudited
                                                   --------------     --------------
                                   ASSETS

CURRENT ASSETS
Cash and cash equivalents ........................   $   164,200       $ 4,326,000
Trade accounts receivable, net ...................       184,800           369,000
Prepaid expenses .................................        12,300            35,000
                                                     -----------       -----------
         Total current assets ....................       361,300         4,730,000

CAPITALIZED SOFTWARE COSTS and PURCHASED SOFTWARE
  RIGHTS, net.....................................     1,550,500         1,386,000
PROPERTY AND EQUIPMENT, net ......................       764,300           808,000
OTHER ASSETS .....................................        33,300           154,000
                                                     -----------       -----------
         TOTAL ASSETS ............................   $ 2,709,400       $ 7,078,000


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
Accounts payable and accrued liabilities .........   $   140,000       $   230,000
Income tax payable ...............................        78,300            79,000
Current portion of long-term debt ................        58,700            47,000
                                                     -----------       -----------
         Total current liabilities ...............       277,000           356,000

LONG-TERM LIABILITIES
Due to stockholder ...............................        24,700            19,000
Interest payable .................................            --            33,000
Long-term debt, net of current portion ...........       414,800         3,786,000
Deferred tax liability ...........................        64,200            69,000
                                                     -----------       -----------
         Total liabilities .......................       780,700         4,263,000

COMMITMENTS AND CONTINGENCIES


MINORITY INTEREST ................................     3,441,100         3,407,000


STOCKHOLDERS' EQUITY (DEFICIT)

Common stock, 50 million shares...................     1,821,300         6,238,000
   Authorized, 11,563,200 and 11,855,600 shares
   outstanding at September 30, 1999 and March 31,
   2000 respectively

Accumulated other comprehensive income ...........       124,500           133,000
Accumulated deficit ..............................    (3,210,700)       (6,488,700)
Deferred compensation ............................      (247,500)         (474,300)
                                                     -----------       -----------

         Total stockholders' equity (deficit).....    (1,512,400)         (592,000)

                                                     -----------       -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
   (DEFICIT)......................................   $ 2,709,400       $ 7,078,000



       See accompanying notes to these consolidated financial statements.

                     SMARTSOURCES.COM INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF OPERATIONS -- UNAUDITED
              Quarter and Six months ended March 31, 2000 and 1999

                                         FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                       ------------------------------  ------------------------------
                                       MARCH 31, 1999  MARCH 31, 2000  MARCH 31, 1999  MARCH 31, 2000
                                       --------------  --------------  --------------  --------------
REVENUES EARNED ......................   $  188,500      $  427,200      $  350,100      $  639,000

COST OF SALES ........................       20,200          46,200          49,500          99,700
                                         ----------      ----------      ----------      ----------

GROSS PROFIT .........................      168,300         381,000         300,600         539,300

OTHER EXPENSES, EXCLUSIVE OF
   DEPRECIATION AND AMORTIZATION
   Research & Development.............       62,000         243,200          85,200         497,000
   Sales and Marketing ...............      101,000         231,900         156,300         372,600
   General and Administrative ........      240,900         563,200         352,500       1,127,700
                                         ----------      ----------      ----------      ----------
                                            403,900       1,038,300         594,000       1,997,300
                                         ----------      ----------      ----------      ----------

OPERATING LOSS BEFORE DEPRECIATION AND
  AMORTIZATION .......................     (235,600)       (657,300)       (293,400)     (1,458,000)

Depreciation and amortization ........       42,000         141,400          72,900         283,700
                                         ----------      ----------      ----------      ----------

OPERATING EARNINGS (LOSS) ............     (277,600)       (798,700)       (366,300)     (1,741,700)
                                         ----------      ----------      ----------      ----------

OTHER INCOME (EXPENSE)
   Realized gain (loss) on investments         --              --           (48,800)           --
   Interest income ...................         --            35,600            --            35,600
   Interest expense ..................      (11,400)     (1,646,700)        (23,800)     (1,657,600)
                                         ----------      ----------      ----------      ----------
                                            (11,400)     (1,611,100)        (72,600)     (1,622,000)
                                         ----------      ----------      ----------      ----------

INCOME (LOSS) BEFORE PROVISION FOR
  INCOME TAXES .......................     (289,000)     (2,409,800)       (438,900)     (3,363,700)

PROVISION FOR (BENEFIT FROM) INCOME
  TAXES...............................       80,200         (85,700)         20,200         (85,700)
                                         ----------      ----------      ----------      ----------
NET INCOME (LOSS) ....................   $ (369,200)    $(2,324,100)     $ (459,100)    $(3,278,000)
                                         ----------      ----------      ----------      ----------


Basic earnings (loss) per share ......   $    (0.05)    $     (0.20)     $    (0.07)    $     (0.28)
Diluted earnings (loss) per share ....   $    (0.05)    $     (0.20)     $    (0.07)    $     (0.28)

Weighted average common share
  outstanding (basic and diluted).....    6,688,300      11,838,500       6,688,300      11,746,000




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

     EXCHANGE OF CLASS B REDEEMABLE, EXCHANGEABLE PREFERRED STOCK OF ORIGIN SOFTWARE CORPORATION-

     In connection with the repurchase of certain software rights from Columbia Diversified Software Fund Limited Partnership (Columbia), the Company's subsidiary, Origin Software, issued 5 million shares of Class B preferred stock. Concurrent with the issuance of the preferred shares, Origin Software and the Company entered into a Share Exchange Agreement (the Agreement) with Columbia. Under the Agreement, subsequent to October 1, 1999, Columbia has the right to exchange all or part of the Class B preferred shares for an amount of common shares of the Company with market value of Cdn $5 million (not to exceed 5 million common shares reserved for the exchange), based on average trading price during the fourteen-day period immediately prior to exercise. Common Shares issued are to be "freely tradable" but 80% of the shares will be held in trust and released ratably to Columbia over the following four years.

     Effective January 26, 2000, Columbia notified the Company that it wished to exercise its exchange rights, and on January 27, 2000 the Company accepted the notice. The exchange ratio was based on a $7.60 share price of the Company's common stock, and on February 15, 2000, the Company issued 457,400 shares of common stock in the name of Columbia to be exchanged for the 5 million Class B preferred shares of Origin Software Corporation. Columbia has not yet tendered the Class B shares to the Company, and the Company has not yet delivered the 457,400 shares of common stock. Pursuant to the Agreement only 20% or 91,480 shares of common stock would be delivered directly to Columbia. The remaining 80% or 365,920 shares would be held in trust and released ratably to Columbia over the following four years. The Company and Columbia have not yet entered into a definitive escrow agreement for the shares that would be held in trust.

     Columbia has subsequently contended that the Company has not performed in accordance with the Agreement because the shares of common stock issued in Columbia's name are currently restricted from resale pursuant to applicable securities laws. Based on its contention, Columbia has indicated that it is withdrawing its notice of exchange and has requested that the Company amend the Agreement. Management believes the possibility exists that the Company may negotiate an amendment to the Agreement and ultimately issue additional shares, though at present, management is unable to determine what the terms of such an amendment might entail or estimate how many additional shares may be issued.

     Based on Columbia's issuing and the Company's accepting the notice of exchange, management believed that both parties were legally bound to complete the exchange, and the transaction was reported as occurring during the three-month period ended March 31, 2000. As a result, minority interest decreased by $3,407,000 and common stock increased by the same amount. Management has subsequently reassessed the status of the pending exchange and Columbia's contentions and believes that uncertainty exists about the ultimate outcome of this matter. Accordingly, the March 31, 2000 financial statements have been restated, and the $3,407,000 amount continues to be presented as minority interest.


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

     Effective January 1, 2000, the Company and the employee cancelled the agreement and the Company acquired all outstanding Class A preferred shares of its subsidiary in exchange for agreeing to issue the employee 300,000 stock options. The exercise price of the options committed to be awarded will approximate the fair value of the Company's shares on the grant date. As a result of the cancellation of the agreement and acquisition of the subsidiary's preferred shares, minority interest decreased by $113,000 and common stock increased by the same amount. No gain or loss was recognized as a result of the Company acquiring the subsidiary's preferred shares.


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


NOTE 5 -- NON-CASH TRANSACTIONS


     As described in Note 4, the Company acquired 1,600 shares of Class A preferred stock of its subsidiary, Infer Technologies, Inc., in connection with an employee compensation arrangement. As a result of this transaction, a total of $113,000 of minority interests was reclassified as common stock.

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


                                           Software Sales
                                           and Development
                                      --------------------------  International
                                      International                   Trade
                                          Trade         kServer    Consulting        Total
                                      -------------   ----------  -------------  -----------
     Three months ended March 31,
        1999
     External revenues ..............   $   30,800    $   71,700    $   86,000    $  188,500
     Intersegment revenues ..........         --            --            --            --
     Segment income (loss) before tax     (251,800)         --        (29,200)      (222,600)
     Segment assets .................      726,600          --         96,000        822,600

        2000
     External revenues ..............       26,900      258,000       142,300        427,200
     Intersegment revenues ..........          --            --           --              --
     Segment income (loss) before tax     (184,100)     (25,000)       36,000       (173,100)
     Segment assets .................    1,872,500      542,500       148,500      2,563,500

     Six months ended March 31,
        1999
     External revenues ..............       62,400       71,700       184,500         318,600
     Intersegment revenues ..........       31,500                                     31,500
     Segment income (loss) before tax     (423,200)         --         50,700        (372,500)
     Segment assets .................      726,600          --         96,000         822,600

        2000
     External revenues ..............       91,000      292,000       256,000         639,000
     Intersegment revenues ..........          --            --           --              --
     Segment income (loss) before tax     (322,800)    (305,000)       68,700        (559,100)
     Segment assets .................    1,872,500      542,500       148,500       2,563,500







                                 Three months ended March 31,
                                                                       1999          2000
                                                                   ------------  ------------
     Total income (loss) before tax for reportable segments.....   ($  222,600)  ($  173,100)
     Corporate headquarters expenses............................   ($   66,400)  ($2,236,700)
                                                                   ------------  ------------
     Consolidated total.........................................   ($  289,000)  ($2,409,800)
                                                                   ============  ============





                                  Six months ended March 31,
                                                                       1999          2000
                                                                   ------------  ------------
     Total income (loss) before tax for reportable segments.....   ($  372,500)  ($  559,106)
     Corporate headquarters expenses............................   ($   66,400)  ($2,804,600)
                                                                   ------------  ------------
     Consolidated total.........................................   ($  438,900)  ($3,363,700)
                                                                   ============  ============


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


     EXCHANGE OF CLASS B PREFERRED SHARES OF ORIGIN SOFTWARE --

     As described in Note 4, effective January 26, 2000, Columbia Diversified Software Fund Limited Partnership (Columbia) notified the Company that it wished to exercise the exchange rights associates with the 5 million outstanding shares of Class B preferred stock of Origin Software Corporation. On February 15, 2000, the Company issued 457,400 shares of common stock in the name of Columbia to be exchanged for the Class B shares stock. Columbia has not yet tendered the Class B shares to the Company, and the Company has not yet delivered the 457,400 shares of common stock. Only 20% or 91,480 shares of the shares of common stock would be delivered directly to Columbia. The remaining 80% or 365,920 shares would be held in trust pursuant to the terms of the Share Exchange Agreement (the "Agreement") and be released ratably to Columbia over the following four years. The Company and Columbia have not yet entered into a definitive escrow agreement for the shares that would be held in trust.

     Columbia has subsequently contended that the Company has not performed in accordance with the Agreement because the shares of common stock issued in Columbia's name and currently restricted from resale pursuant to applicable securities laws. Based on its contention, Columbia has indicated that it is withdrawing its notice of exchange and has requested that the Company amend the Agreement. Management believes the possibility exists that the Company may negotiate an amendment to the Agreement and ultimately issue additional shares, though at present, management is unable to determine what the terms of such an amendment might entail or estimate how many additional shares may be issued.



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

Investing activities during the six months ended March 31, 2000 have consisted primarily of purchases of property and equipment, principally computer hardware and software. Capital expenditures, including those under capital leases, totaled $46,600 in 1998, $139,500 in 1999 and $162,900 in the six months ended March 31,2000. We expect that capital expenditures will increase with our anticipated growth in operations, infrastructure and personnel.


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

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 is effective for all fiscal quarters beginning with the quarter ending December 31, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including other contracts, and for hedging activities. We will adopt SFAS No. 133 in the quarter ending December 31, 2000 and do not expect its adoption to have an impact on our results of operations, financial position or cash flows.


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