Form 10QSB
period 2000-06-30
SMARTSOURCES COM INC
filed 2000-08-14
CIK 827082

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934


For the quarterly period ended           June 30, 2000
                               ---------------------------------------------

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

The June 30, 2000 condensed consolidated financial statements included in this filing on Form 10-QSB have been reviewed by Moss Adams LLP, independent certified public accountants, in accordance with established professional standards and procedures for such review. The report of Moss Adams LLP commenting upon their review accompanies the condensed financial statements included in Item 1 of Part I.

                         INDEPENDENT ACCOUNTANT'S REPORT





To the Board of Directors
SmartSources.com, Inc.

We have reviewed the consolidated condensed financial statements of SmartSources.com, Inc. and Subsidiaries as of June 30, 2000 and for the three and nine months then ended. These financial statements are the responsibility of the Company's management.

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


/S/ MOSS ADAMS LLP
-----------------------
Bellingham, Washington
August 2, 2000

                     SMARTSOURCES.COM INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                      JUNE 30, 2000 AND SEPTEMBER 30, 1999


                                                                 SEPTEMBER 30, 1999          JUNE 30, 2000 -
                                                                                               UNAUDITED
                                                                 ------------------          ---------------
                                     ASSETS
CURRENT ASSETS
Cash and cash equivalents                                               $   164,200              $ 3,829,600
Trade accounts receivable, net                                              184,800                  285,300
Prepaid expenses                                                             12,300                   27,000
                                                                        -----------              -----------
                                    Total current assets                    361,300                4,141,900

CAPITALIZED SOFTWARE COSTS and PURCHASED SOFTWARE
RIGHTS, net                                                               1,550,500                1,273,600
PROPERTY and EQUIPMENT, net                                                 764,300                  835,500
OTHER ASSETS                                                                 33,300                   70,200
                                                                        -----------              -----------
                                            TOTAL ASSETS                $ 2,709,400              $ 6,321,200
                                                                        ===========              ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
Accounts payable and accrued liabilities                                $   140,000              $   291,700
Unearned revenue                                                                                       3,300
Income tax payable                                                           78,300                   77,500
Current portion of long-term debt                                            58,700                  298,700
                                                                        -----------              -----------
                               Total current liabilities                    277,000                  671,200

LONG-TERM LIABILITIES
Due to stockholder                                                           24,700                        -
Interest payable                                                                  -                  120,500
Long-term debt, net of current portion                                      414,800                3,626,100
Deferred tax liability                                                       64,200                   60,800
                                                                        -----------              -----------
                                       Total liabilities                    780,700                3,807,400

COMMITMENTS and CONTINGENCIES
MINORITY INTEREST                                                         3,441,100                3,407,000
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 50 million shares authorized, 11,563,200                    1,821,300                6,693,800
and 11,855,600 shares outstanding at September 30, 1999
and June 30, 2000 respectively.
Accumulated other comprehensive income                                      124,500                   91,300
Accumulated deficit                                                     (3,210,700)              (7,506,500)
Deferred compensation                                                     (247,500)                (843,000)
                                                                        -----------              -----------
                              Total stockholders' equity                (1,512,400)              (1,564,400)
                                                                        -----------              -----------
              TOTAL LIABILITIES and STOCKHOLDERS' EQUITY                $ 2,709,400              $ 6,321,200
                                                                        ===========              ===========



       See accompanying notes to these consolidated financial statements.

                     SMARTSOURCES.COM INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF OPERATIONS - UNAUDITED
              QUARTER AND NINE MONTHS ENDED JUNE 30, 2000 AND 1999



                                                FOR THE THREE MONTHS ENDED             FOR THE NINE MONTHS ENDED
                                             JUNE 30, 1999      JUNE 30, 2000       JUNE 30, 1999      JUNE 30, 2000
                                           ------------------ ------------------- ------------------ ------------------

REVENUES EARNED                                     $145,500            $499,000           $495,700         $1,137,600

COST OF SALES                                         26,300             145,000             75,700            244,400
                                           ------------------ ------------------- ------------------ ------------------

GROSS PROFIT                                         119,200             354,000            420,000            893,200

OTHER EXPENSES, exclusive of
depreciation and amortization
   Research & Development                             72,800             262,600            158,000            759,500
   Sales and Marketing                               110,200             239,000            266,600            611,500
   General and Administrative                        279,300             625,500            639,300          1,753,300
                                           ------------------ ------------------- ------------------ ------------------
                                                     462,300           1,127,100          1,063,900          3,124,300

                                           ------------------ ------------------- ------------------ ------------------
OPERATING EARNINGS (LOSS) BEFORE                   (343,100)           (773,100)          (643,900)        (2,231,100)
DEPRECIATION AND AMORTIZATION

Depreciation and amortization                         56,000             136,600            128,800            420,300
                                           ------------------ ------------------- ------------------ ------------------

OPERATING EARNINGS (LOSS)                          (399,100)           (909,700)          (772,700)        (2,651,400)
                                           ------------------ ------------------- ------------------ ------------------

OTHER INCOME (EXPENSE)
   Realized gain (loss) on investments                 2,700                   -           (38,800)                  -
   Interest income                                                        59,700                  -             95,200
   Interest expense                                 (12,700)           (173,800)           (36,500)        (1,831,400)
                                           ------------------ ------------------- ------------------ ------------------
                                                    (10,000)           (114,100)           (75,300)        (1,736,200)
                                           ------------------ ------------------- ------------------ ------------------

INCOME (LOSS) BEFORE PROVISION FOR                 (409,100)         (1,023,800)          (848,000)        (4,387,600)
INCOME TAXES

PROVISION FOR (BENEFIT FROM)  INCOME                   8,900             (6,100)             29,100           (91,800)
TAXES
                                           ------------------ ------------------- ------------------ ------------------
NET INCOME (LOSS)                                 $(418,000)        $(1,017,700)         $(877,100)       $(4,295,800)
                                           ================== =================== ================== ==================

Basic earnings (loss) per share                      ($0.05)             ($0.09)            ($0.11)            ($0.36)
Diluted earnings (loss) per share                    ($0.05)             ($0.09)            ($0.11)            ($0.36)

Weighted average common shares                     9,176,300          11,855,600          7,636,400         11,782,600
outstanding (basic and diluted)



       See accompanying notes to these consolidated financial statements.

                     SMARTSOURCES.COM INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED
                     NINE MONTHS ENDED JUNE 30, 2000 AND 1999


                                                         9 MONTHS ENDED JUNE 30,    9 MONTHS ENDED JUNE 30,
                                                                  1999                        2000
                                                         -----------------------    -----------------------
CASH FROM OPERATING ACTIVITIES
   Net Income (Loss)                                                    $(877,100)              $(4,295,800)
Adjustments to reconcile net income (loss) to net
cash from operating activities
   Depreciation and amortization                                           128,800                   420,300
   Loss on disposal of assets                                               49,200                         -
   Stock-based compensation                                                      -                   232,000
   Realized gains(losses) on sale of   investments.                        (7,300)                         -
   Accrued interest expense on long-term debt                                    -                   120,500
   Accrued interest expense from intrinsic value of
   conversion feature of long-term debt and accretion of debt discount           -                 1,676,000
Changes in operating assets and liabilities
   Trade accounts receivable                                               269,200                 (102,900)
   Other assets                                                           (38,400)                  (29,300)
   Accounts payable and other current liabilities                          111,800                   162,900
   Administrative fees payable                                           (118,000)                         -
   Income taxes payable and refundable                                     (4,900)                         -
   Sale deposit                                                           (99,500)                         -
                                                                       -----------              ------------
      Net cash flows from operating activities                           (586,200)               (1,816,300)
                                                                       -----------              ------------

CASH FROM INVESTING ACTIVITIES
   Purchase of property and equipment                                    (123,600)                  (81,300)
   Purchase of capitalized software                                              -                  (80,200)
   Refund of deposit on property and equipment                                   -                    16,100
   Proceeds from sale of Familyware                                        165,800                         -
   Proceeds from sale of investments                                        17,600                         -
                                                                       -----------              ------------
      Net cash flows from investing activities                              59,800                 (145,400)
                                                                       -----------              ------------

CASH FROM FINANCING ACTIVITIES
   Repayment of note payable, net                                         (53,700)                         -
   Principal repayments of long-term debt                                 (48,600)                  (50,400)
   Principal repayments of capital lease obligations                             -                  (14,600)
   Repayment of advances from stockholder                                (102,200)                  (24,600)
   Proceeds from long-term debt and stock warrants                               -                 4,552,000
   Proceeds from issuance of common stock                                1,000,000                 1,184,200
   Dividends                                                             (142,700)
                                                                       -----------              ------------
      Net cash flows from financing activities                             652,800                 5,646,600
                                                                       -----------              ------------

EFFECT OF CHANGES IN EXCHANGE RATES                                          1,300                  (19,500)
                                                                       -----------              ------------
NET CHANGES IN CASH                                                        127,700                 3,665,400
CASH and CASH EQUIVALENTS, beginning of period                               1,700                   164,200
                                                                       -----------              ------------
CASH and CAS EQUIVALENTS, end of period                                   $129,400                $3,829,600
                                                                       ===========              ============

Supplemental disclosure of Cash Flow information:
      Interest paid                                                         36,300                    35,000
      Income taxes paid (received)                                          34,000                  (91,800)


       See accompanying notes to these consolidated financial statements.

Note 1 - Summary of Significant Accounting Policies



        BASIS OF PRESENTATION -The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with the instructions for Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures normally required by generally accepted accounting principles for complete financial statements or those normally reflected in the Company's Annual Report on Form 10-KSB. The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of results for interim periods. Results of interim periods are not necessarily indicative of the results to be expected for a full year.

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





Note 2 - Long-Term Debt and Private Placement

        LONG-TERM DEBT -



        Long-term debt consists of the following:


                                                                                   September 30,       June 30,
                                                                                       1999              2000
                                                                                  -------------- ---------------

        Convertible debentures, interest at 7% payable at maturity or upon conversion or redemption, due February 2005, see further description
        below.                                                                      $     --      $  3,401,200

        Capital lease obligations payable in aggregate monthly installments of
        $3,882, including imputed interest at rates ranging from 9.7% to 11.94%, due at dates from October 2002 to March 2003 collateralized by the
        leased equipment.                                                                 --           104,600

        Note payable to a Canadian bank in monthly installments of $4,400 plus interest at prime plus 1.25%, collateralized by general assets of
        Technologies, due August 2000.                                                44,400             4,500

        Mortgage payable to a Canadian bank in monthly installments of $1,700 including interest at 8.75%, collateralized by real estate of
        Technologies and assignment of rents, guaranteed by the majority
        stockholder, due February 2011.                                              155,500           148,500

        Mortgages payable to two Canadian finance companies in aggregate monthly installments of $2,200, including interest at rates of 7% and 9%, collateralized by real estate of Technologies and guaranteed by the
        majority stockholder, due January 2001 and June 2002.                        273,600           266,000
                                                                                  ----------    --------------

        Total debt                                                                   473,500         3,924,800
        Less current portion                                                         (58,700)         (298,700)
                                                                                  ----------    --------------
        Long-term portion                                                         $  414,800    $   (3,626,100)
                                                                                  ----------    --------------

        Long-term debt matures as follows:



                      12 months ending
                          June 30,
                            2001                         $        298,700
                            2002                                  199,100
                            2003                                   25,800
                            2004                                        0
                            2005                                        0
                         Thereafter                             3,401,200
                                                         ----------------
                                                         $      3,924,800



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


        Concurrent with placing the debentures and warrants, the Company entered into a Registration Rights Agreement (the Registration Agreement) with the holders of the debentures. Pursuing to the Registration Agreement, the Company filed a registration statement with the Securities and Exchange Commission to register the shares of common stock that may be acquired upon conversion of the debentures.


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


Note 3 - Capital Stock

        COMMON STOCK -
        The Company has a single class of common stock. Authorized shares total 50 million. During the three months ended June 30, 2000, the Company issued no shares of common stock. During the remainder of the nine months ended June 30, 2000, the Company issued 292,400 shares for total proceeds of $1,184,200.

        At June 30, 2000, a total of 3,732,700 common shares are reserved to honor the conversion rights, investments options, and stock purchase warrants issued in connection with the private placement described in
        Note 2. Another 5,675,000 common shares are reserved to honor other outstanding stock options and warrants and grants made under the Company's stock incentive compensation plan.


        EXCHANGE OF CLASS B REDEEMABLE, EXCHANGEABLE PREFERRED STOCK OF ORIGIN SOFTWARE CORPORATION-

        In connection with the repurchase of certain software rights from Columbia Diversified Software Fund Limited Partnership (Columbia), the Company's subsidiary, Origin Software, issued 5 million shares of Class B preferred stock. Concurrent with the issuance of the preferred shares, Origin Software and the Company entered into a Share Exchange Agreement (the Agreement) with Columbia. Under the Agreement, subsequent to October 1, 1999, Columbia has the right to exchange all or part of the Class B preferred shares for an amount of common shares of the Company with market value of Cdn $5 million (not to exceed 5 million common shares reserved for the exchange), based on average trading price during the fourteen-day period immediately prior to exercise. Common shares issued are to be "freely tradable" but 80%of the shares will be held in trust and released ratably to Columbia over the following four years.

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

        Columbia has subsequently contended that the Company has not performed in accordance with the Agreement because the shares of common stock issued in Columbia's name are currently restricted from resale pursuant to applicable securities laws. Based on its contention, Columbia has indicated that it is withdrawing its notice of exchange and has requested that the Company amend the Agreement. Management believes the possibility exists that the Company may negotiate an amendment to the Agreement and ultimately issue additional shares to Columbia, though at present, management is unable to determine what the terms of such an amendment might entail or estimate how many additional shares may be issued.

        Management has assessed the status of the pending exchange and Columbia's contentions and believes that uncertainty exists about the ultimate outcome of this matter. Accordingly, the $3,407,000 value of the Class B preferred stock of Origin software continues to be presented as minority interest.


        STOCK OPTION INCENTIVE COMPENSATION PLAN -

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

        A summary of the status of the Plan at June 30, 2000 is as follows:

                                                                                                         Weighted-
                                                                                       Number             Average
                                                                                      Of Shares       Exercise Price
                                                                                      ---------       --------------
        Options outstanding at September 30, 1999                                       919,000            $5.50

           Granted                                                                    1,155,000            $6.38

           Exercised                                                                        -                -
           Forfeited                                                                   (289,000)           $5.63
        Options outstanding at June 30, 2000                                          1,785,000            $5.88
        Options exercisable at June 30, 2000                                            160,000            $5.50




        A summary of stock options outstanding at June 30, 2000 is as follows:


                                           Options Outstanding                          Options Exercisable
                                           -------------------                          -------------------
                                                  Weighted-
                                                   Average          Weighted-                           Weighted-
             Range of                             Remaining          Average                             Average
             Exercise         Number             Contractual        Exercise          Number            Exercise
              Prices        Outstanding             Life             Price          Exercisable           Price
              ------        -----------          ------------       ---------       -----------           -----
       $1.65 to   $10.25     1,785,000             4.4 years          $5.88           440,000             $5.50

        The Company applies the provision of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for its stock-based awards. Accordingly, costs for employee stock options or issuance of shares is measured as the excess, if any, of the fair value of the Company's common stock at the measurement date over the amount the employee must pay to acquire the stock. No compensation expense was recognized for grants of awards under the Plan in the quarter and nine months ended June 30, 2000.




        OTHER STOCK-BASED COMPENSATION



        1.

        During the nine months ended June 30, 2000 the Company issued 200,000 options to purchase the same number of the Company's common shares as follows: 50,000 shares at an exercise price of $5.25, 50,000 shares at an exercise price of $6.00, 50,000 shares at an exercise price of $7.50 and 50,000 shares at an exercise price of $8.00. The options expire on December 14, 2002. The options were issued at no cost in connection with the Company entering into a consulting agreement with Continental Capital & Equity Corporation (Continental). Under the agreement, Continental will assist and advise the Company with respect to investor relations professional services.

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



        3.

        In April, 2000, the Company issued 200,000 warrants that entitle holders to purchase an equal number of common shares at $6.00 per share. The warrants expire in April 2005. The warrants were issued at no cost in connection with the Company entering into a consulting agreement with Murdock Capital Partners Corp. (Murdock). Under the agreement, Murdock will provide investor relations services to the Company.



        As required by SFAS No. 123, Accounting for Stock-Based Compensation, the Company has applied the fair value method to account for issuance of the warrants. The Company used the Black-Scholes option pricing model to compute the estimated fair value of the warrants, based on the following assumptions:



                       Risk-free interest rate                      6%

                       Price volatility                             62.3%

                       Average expected life of the warrants        2 years

        Total compensation cost computed for the warrants is $455,600. The cost is being recognized ratably over a two-year period.



Note 4 - Non-Cash Transactions

        During the nine months ended June 30, 2000, $1,196,400 of the net proceeds from the convertible debentures described in Note 2 was allocated to detachable stock warrants and credited to additional paid in capital.

        During the nine months ended June 30, 2000, the Company acquired 1,600 shares of Class A preferred stock of its subsidiary, Infer Technologies, Inc., in connection with an employee compensation arrangement. As a result of this transaction, a total of $113,000 of minority interests was reclassified as common stock.


        During the nine months ended June 30, 2000, the Company acquired $98,000 of equipment under capital lease agreements.


        During the nine months ended June 30, 1999, the Company's subsidiary, Origin Software Corporation, issued preferred shares valued at $3,407,000 in exchange for certain software rights. During the same period, it offset $1,792,400 of deferred gain, net of tax, against the value of the software rights acquired.


Note 5 - Segment Information

        SEGMENT INFORMATION -
        The Company's primary operations consist of the development and sale of trade compliance software products to entities subject to the North American Free Trade Agreement and the development and implementation of internet-based content management software. Other services include international trade consulting. Management assesses the operations of its software sales and development activities and its consulting activities as separate segments. The following tables and schedules summarize certain information about these segments.

                                     SOFTWARE SALES AND DEVELOPMENT
                                     ------------------------------
                              INTERNATIONAL TRADE           K-SERVER       INTERNATIONAL             TOTAL
                                                                           TRADE CONSULTING
                              -------------------           --------       ----------------          -----
       Three months ended June
       30, 1999
       External revenues                     52,000              5,000             82,300           139,300
       Inter-segment revenues                     -                  -              6,200             6,200
       Segment income (loss)              (335,000)           (27,000)             22,000         (340,000)
       before tax
       Segment assets                     1,984,000            554,500            119,000         2,657,500

       Three months ended June
       30, 2000
       External revenues                     91,000            240,000            168,000           499,000
       Inter-segment revenues                     -                  -                  -                 -
       Segment income (loss)               (90,700)          (198,000)             81,200         (207,500)
       before tax
       Segment assets                     1,633,500            659,000            195,000         2,487,500

       Nine months ended June
       30, 1999
       External revenues                    114,400             76,800            266,800           458,000
       Inter-segment revenues                31,500                  0              6,200            37,700
       Segment income (loss)              (758,500)           (27,000)             73,000         (712,500)
       before tax
       Segment assets                     1,984,000            554,500            119,000         2,657,500

       Nine months ended June
       30, 2000
       External revenues                    182,000            531,500            424,100         1,137,600
       Inter-segment revenues                     -                  -                  -                 -
       Segment income (loss)              (413,500)          (503,000)            150,000         (766,500)
       before tax
       Segment assets                     1,633,500            659,000            195,000         2,487,500


                                           Three months ended June 30,
                                                                 1999                        2000
       Total income (loss) before tax for                               (340,000)                 (207,500)
       reportable segments
       Corporate headquarters expenses                                   (69,100)                 (816,300)
       Consolidated totals                                              (409,100)               (1,023,800)



                                            Nine months ended June 30,
                                                                 1999                        2000
       Total income (loss) before tax for                               (712,500)                 (766,500)
       reportable segments
       Corporate headquarters expenses                                  (135,500)               (3,621,100)
       Consolidated totals                                              (848,000)               (4,387,600)






Note 6 - Contingencies

        CANADIAN TAX IMPLICATIONS OF SALE AND PURCHASE OF SOFTWARE RIGHTS - During 1995 and 1996, the Company's subsidiary, Technologies, sold the rights to its primary software product to Columbia Diversified Software Fund Limited Partnership (Columbia). During 1999, another of the Company's subsidiaries, Origin Software, repurchased these rights. During the same time frame, Technologies purchased and sold an interest in certain other software rights. These transactions all included a significant noncash component that employed the issuance, receipt, and settlement of long-term promissory notes. Although these notes were not recognized for financial reporting purposes, they did increase significantly the value assigned to the software rights in question for tax reporting purposes in Canada.


        Revenue Canada has been reviewing various software transactions, including those to which Technologies was a party. In October 1999, the Company submitted a proposed settlement to Revenue Canada that would limit the amount of tax it must pay on the net gain from these transactions to the net amount of cash received. Effective January 7, 2000, Revenue Canada agreed to the terms of the settlement.

        EXCHANGE OF CLASS B PREFERRED SHARES OF ORIGIN SOFTWARE -

        As described in Note 3, effective January 26, 2000, Columbia Diversified Software Fund Limited Partnership (Columbia) notified the Company that it wished to exercise the exchange rights associates with the 5 million outstanding shares of Class B preferred stock of Origin Software Corporation. On February 15, 2000, the Company issued 457,400 shares of common stock in the name of Columbia to be exchanged for the Class B shares stock. Columbia has not yet tendered the Class B shares to the Company, and the Company has not yet delivered the 457,400 shares of common stock. Only 20% or 91,480 shares of the shares of common stock would be delivered directly to Columbia. The remaining 80% or 365,920 shares would be held in trust pursuant to the terms of the Share Exchange Agreement (the "Agreement") and be released ratably to Columbia over the following four years. The Company and Columbia have not yet entered into a definitive escrow agreement for the shares that would be held in trust.


        Columbia has subsequently contended that the Company has not performed in accordance with the Agreement because the shares of common stock issued in Columbia's name are currently restricted from resale pursuant to applicable securities laws. Based on its contention, Columbia has indicated that it is withdrawing its notice of exchange and has requested that the Company amend the Agreement. Management believes the possibility exists that the Company may negotiate an amendment to the Agreement and ultimately issue additional shares to Columbia, though at present, management is unable to determine what the terms of such an amendment might entail or estimate how many additional shares may be issued.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OPERATIONS ANALYSIS

During the quarter ended June 30, 2000 we had consolidated revenues of $499,000 operating expenses of $1,127,100 and a net loss before interest and depreciation of $773,100. For the nine months ending June 30,2000, revenues were $1,137,600, operating expenses were $3,124,300 and the net loss before depreciation, amortization and interest was $2,231,100.

Revenues for the three months ended June 30, 2000 increased 243% as compared to 1999 revenues for the same period, which totaled $145,500. The increase is a result of new revenues generated by kServer(TM), launched during the current fiscal year and an increased client base for the International Trade products and services. A kServer(TM) contract entered into with the Government of Canada was the main contributor to the increase in revenues. Furthermore, the deployment of Ktravel to the Uniglobe Western Canada region commenced during the quarter, resulting in initial deployment and customer support revenues.

Operating expenses include research and development, sales and marketing, and general and administrative expenses. The aggregate of these costs increased considerably as compared to the previous period. The increase was due to a significant increase in staffing and activity levels across all our departments.

Research and development costs for the three months ended June 30, 2000 totaled $262,600 as compared to $72,800 for the same period in the previous fiscal year. This was a direct result of continued costs incurred in the development of the kServer(TM) line of products, including higher payroll costs due to the increased number of engineers and other technical personnel working on kServer(TM) .

Sales and marketing costs increased 117% during the quarter, from $110,200 to $239,000 as a result of higher payroll expense and costs associated with more sales, marketing and support personnel, and increased travel expenses incurred in the promotion of our lines of products.

General and administrative expenses increased 124%, from $279,300 to $625,500. The increase was the result of higher payroll costs, travel expense, shareholder relations costs and professional fees as compared to the previous year.

Amortization and depreciation costs increased from $56,000 to $136,600, mainly as a result of the amortization costs for the ORIGIN(TM) software acquired in May 1999.

Interest expense for the three months ending June 30, 2000 was $173,800, a significant increase as compared to the same period in fiscal year 1999. The increase is a direct result of the company issuing $5 million of convertible debentures in February 2000, which bear interest at a rate of 7.0% per annum.

Net loss during the quarter was $1,017,700. In the quarter ended June 30,1999, we reported a net loss of $418,000. The increase in the net loss was primarily due to higher interest expense and an increase in operating costs.

In the nine months ended June 30, 2000 revenues increased 130% compared to revenues for the period ended June 30, 1999. In the same periods of analysis, the gross profit margin decreased from 85% to 79% as a result of the company incurring new direct sales costs.

Research and Development expenditures increased 381% as compared to expenditures for the nine months ended June 30, 1999. The company has increased its engineering staff and incurs significant additional costs since the deployment of the kServer(TM) line of products. To support its sales effort, the company has increased its Sales and Marketing expenditures by 130%, an increase consistent with the sales growth disclosed in the previous paragraph.

General and Administrative expenses for the nine months ended June 30, 2000 total $1,753,300, a 175% increase compared to administrative expenditures for the nine months of the previous fiscal year. Costs associated with compliance as a public company, such as legal, accounting and regulatory costs are grouped in this category. All of these costs have increased in the current fiscal year.

Amortization and depreciation expenses as of June 30, 2000 increased 227%. The main factor behind this increase is the amortization of the Origin Software rights, as disclosed previously in this document. The company has also increased its hardware and software asset base considerably to support the deployment of kServer(TM).

For the nine months ended June 30, 2000, interest expense is $1,831,400. The figure is dramatically higher than the $36,500 spent in the same nine months of the previous year. As explained above, the increase results from the company issuing convertible debentures for $5 million, bearing interest at 7% per annum.

The debentures included a beneficial conversion feature that was immediately exercisable. This circumstance resulted in the Company immediately recognizing over $1.5 million of interest expense related to this feature during the second quarter of fiscal 2000.

As a result of the above, the company's net loss for the nine months ended June 30, 2000 is $4,295,800, a loss 390% higher than the $877,100 lost in the nine months ended June 30, 1999.

INTERNAL AND EXTERNAL SOURCES OF LIQUIDITY:

On June 30, 2000, our cash and cash equivalents totaled $3,829,600. This is a significant increase in cash as compared to the September 30, 1999 cash position of $164,200. The increase resulted from the issuance on February 24, 2000, of convertible debentures in the aggregate principal amount of $5,000,000. The debentures bear interest at a rate of 7% per annum commencing February 24, 2000 and mature on February 24, 2005. The principal amount of the debentures (plus all accrued interest and any additional amounts owed) is convertible, in whole or in part, at the option of the holders, into shares of Common Stock. In connection with this issuance, we incurred $448,000 of issue costs.

On June 30, 2000, the Company had working capital of $3,470,700 and a current ratio of 6.2 to 1. The working capital position has increased significantly as compared to the balance at September 30, 1999 when working capital was $84,300 with a current ratio of 1.3 to 1. The current working capital position was achieved through the issuance of additional equity capital during the nine months ended June 30, 2000 for gross proceeds of approximately $1,184,000 and the issuance of convertible debentures in the aggregate principal amount of $5,000,000.

Investing activities during the nine months ended June 30, 2000 have consisted primarily of purchases of property and equipment, principally computer hardware and software. Capital expenditures, including those under capital leases, totaled $139,500 in fiscal 1999 and $280,500 in the nine months ended
June 30, 2000. We expect that capital expenditures will increase with our anticipated growth in operations, infrastructure and personnel.

To date, we have not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. We expect that in the future, cash in excess of current requirements will continue to be invested in high credit-quality, interest-bearing securities.

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


MATERIAL COMMITMENTS:

The Company has not undertaken any material commitments for expenditures as of June 30, 2000.



TRENDS OR UNCERTAINTIES:

There are no known trends or uncertainties that will have a material impact on revenues.

                          PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

None.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS

10.1 Agreement for the Sale of Origin Professional between SmartSources.com Technologies Inc. and The Eureka Company.

10.2 Licensing Agreement between SmartSources.com Technologies Inc. and Everdream Corporation.

10.3 Value-Added Reseller Agreement between SmartSources.com Technologies Inc. and Ultraseek Corporation.

10.4 Distribution Agreement between SmartSources.com Technologies Inc. and kTravel Solutions Inc. (The entire document has been omitted and filed separately with the commission, requesting confidential treatment).

11   Computation of per share earnings

27   Financial Data Schedule


                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                   SMARTSOURCES.COM, INC.


Date: August 11, 2000              By: /s/ Nathan Nifco
---------------------              ---------------------------------------
                                   President, Chairman and C.E.O.