Form 10KSB
period 2000-09-30
SMARTSOURCES COM INC
filed 2001-01-16
CIK 827082

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

--------------------------------------------------------------------------------
                  For the fiscal year ended September 30, 2000

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

Issuers revenue for its most recent fiscal year was $1,477,300.

As of September 30, 2000, the aggregate number of shares held by non-affiliates was approximately 6,056,214 shares. Due to the limited market for the Company securities, no estimate is being supplied herewith of the market value for such securities.

As of September 30, 2000, the number of shares outstanding of the Registrant's Common Stock was 12,055,300.

                      Exhibit Index is found on page 23.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Annual Report on Form 10-KSB incorporates by reference information from the Company's definitive Proxy Statement relating to its 2001 Annual Meeting of Stockholders.

This Annual Report on Form 10-KSB contains forward-looking statements that involve risks and uncertainties. The statements contained herein that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "1933 Act") and Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, statements regarding the Company's expectations, beliefs, intentions or strategies regarding the future. All forward-looking statements included in this document or incorporated by reference herein are based on information available to the Company on the date hereof, and the Company assumes no obligation to update any such forward-looking statements. Actual results, events, or performance could differ materially from those anticipated in these forward-looking statements as a result of a variety of factors, including those set forth in "Factors That May Materially Affect the Company," and elsewhere herein.

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

HISTORY AND ORGANIZATION

     Effective December 11, 1998, SmartSources.com, Inc. (the Company) completed the acquisition of Nifco Investments Ltd. (Nifco Investments) and subsidiaries. The acquisition was effected by exchanging six million shares of common stock for all outstanding shares of Nifco Investments. In connection with the transaction, the stockholders of Nifco Investment obtained control of the Company; accordingly, the transaction is characterized as a reverse acquisition. As the Company had no material amount of assets or liabilities, the transaction was accounted for as a re-capitalization of Nifco Investments, rather than a business combination. The capital structure presented in the accompanying financial statements reflects the capital structure of the Company subsequent to a 1 for 75 reverse stock split authorized on October 15, 1998 and the six million shares issued in connection with the reverse acquisition.

     Prior to the reverse acquisition described above, SmartSources.com, Inc. was known as Innovest Capital Sources Corporation, which operated as a development-stage company with no material amount of assets or liabilities.

     The Company currently concentrates its activities in two lines of business:
     Content Management and International Trade Software and Services, and conducts its activities through four subsidiaries: SmartSources.com Technologies Inc. ("Technologies"), IntelliTrade Inc., Origin Software Corporation and Infer Technologies, Inc. Nifco Investments is essentially a holding company with no business activity.

BUSINESS OF ISSUER

     The Company has two distinct business segments:

     1)   Provider of content management software for Web applications

     2) Provider of international trade compliance software and international trade consulting services

     Historically, the Company's revenues were derived from the international trade division, however, the Company has shifted its focus to provide web-based content management software solutions to organizations and businesses and expects the majority of future revenues to be derived from this division.


CONTENT MANAGEMENT

     The Company's primary business focus going forward is its internet-based content management technology known as kServer(TM). The Company's mandate is to develop and provide web-based solutions to communication and content management needs by applying kServer(TM) and other best-of-breed technologies.

     The Company's implementation strategies for its Content Management business include:

     o Design of innovative web-based content management solutions using its own and existing technology.

     o Establishment of partnerships with key value chain participants to enable the creation of a "complete solution".

     o Identification of and focus on carefully selected vertical markets combining industry attractiveness and the Company's ability to execute. The market segments the Company focuses on include:


                    1.   Travel and transportation

                    2.   Government services

                    3.   Professional and financial services



     o Collaboration with customers to develop customized applications uniquely suited to solve their content management problems.

     o Continual development of its technology base to extend its source of advantage.

     o Creation of an open platform, publishing and training to build a network of kServer(TM) specialists that will promote the use and potential of the Company's core technology.


     The kServer(TM) technology provides a powerful way for organizations to streamline content delivery, leverage self-service data and applications, and ultimately increase web-based revenues via a vast network of affiliate sites. With kServer(TM), organizations can manage relationships and automate content deployment across an unlimited number of web sites and deliver personalized communication and highly targeted applications to its web users.

     Web sites and portals developed with the kServer(TM) technology, called kSites, enable authorized users to create, assemble, publish, personalize and manage vital business information easily, in 'real time' and without any computer programming experience or knowledge.

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

     Product Features

     Multi-site

     A big part of kServer(TM)'s power is the ability to create thousands of different sites, called kSites, very quickly without writing any html and xml codes. A template-based publishing environment allows site administrators to customize the look-and-feel of each site. All kSites are built on top of a common knowledge base and can easily share content between each other and establish content syndication networks that allow for real-time content exchange.

     Multi-user

     kServer(TM) includes a collaborative authoring environment so that many different users can work together on creating and managing content. All users have their own accounts and can belong to any number of kSites.

     Browser-based environment

     All administrative and authoring functionality is delivered through a browser. This means that users can collaborate from any computer anywhere in the world without having to download and install desktop applications.

     Knowledge Base structures

     All content in kServer(TM) is structured in user-designed content templates. These templates force a content structuring methodology that gives meaning or context to information. When large amounts of content is stored in kServer(TM), this structure prevents "information overload" {i.e. what happens when there is too much information for it to be effectively mined}.

     Content syndication

     Content can be shared between kSites and other kSites or external databases or internet content. KSites can subscribe to specific content and display that content in-line as if it were native to that kSite.

     Built-in services

     kServer(TM) makes it easy to solve web programming problems like e-commerce, database access, and html and xml coding. Through the use of built-in objects, users can easily add external content or user e-commerce objects to sell goods and services through their site.


     Sales, Marketing and Distribution

     The Company markets and sells its kServer(TM) product primarily through a direct sales force in North America. To date, it has licensed its software to 4 customers: everdream Corporation, the NAFTA Institute, Uniglobe Western Canada and Uniglobe United Kingdom and Ireland. The Company intends to significantly increase its sales and marketing in the year 2001.

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


     Clients of the trade division receive benefits such as:

     --   Management of the complete NAFTA process,

     --   Specific services such as classification of bills of materials,

     -- Review and evaluation of internal NAFTA qualification processes to determine if there are any weaknesses in the processes.

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

     Both producers of competing software products, and non-software producing organizations maintain the capacity to compete with the Company on several different levels. The Internet represents a fundamentally competitive medium with a reduced level of supply and distribution constraints. Consequently, there are numerous companies providing various levels of trade information and services.

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

     Sales associates offer real-time online software demonstrations to potential customers presenting first hand the benefits and features of the ORIGIN(TM) software. The presentations, accompanied with a conference call, walk the client through each step of the software's function and illustrate to the users how ORIGIN(TM) could streamline their specific trade compliance process.

     All current sales and marketing are handled directly by an in-house sales and marketing team. The Company is currently reviewing partnership opportunities.

     The Company expects that revenues derived from International Trade Software and Services will continue to grow in absolute terms in the future; however, it anticipates that the relation of these revenues to total Company sales will decrease in the coming years.

     Based on present value analysis of expected future cash flows from the sale of ORIGIN(TM) the Company recognized impairment on the value of the ORIGIN(TM) software rights, as the carrying amount of the asset exceeded fair value by $725,200. The remaining carrying value of ORIGIN(TM) is approximately $400,000.

RESEARCH AND DEVELOPMENT

     The Company continues to invest in research and development to enhance the kServer(TM) and ORIGIN(TM) products. Research and development costs, both deferred and expensed, were $985,970 and $374,700 for 2000 and 1999, respectively. Product development expenditures are expected to decrease in fiscal 2001. As of September 30, 2000, approximately 14 employees were engaged in research and development activities.

PERSONNEL

     As of September 30, 2000 the Company employed 23 full time employees. The Company considers its relationship with its employees to be good.

ITEM 2. DESCRIPTION OF PROPERTY

OFFICE PREMISES

The Company operates out of two offices located in North Vancouver, British Columbia and Toronto, Ontario. The Company owns the North Vancouver office space, which is approximately 3,400 square feet and rents 3,000 square feet of additional office space in the same building. There are mortgages payable of approximately $420,000 collateralized by the North Vancouver office. The Toronto office space consists of 3,200 square feet of leased office space.

INTELLECTUAL PROPERTY

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

ITEM 3. LEGAL PROCEEDINGS

REPURCHASE OF ORIGIN SOFTWARE RIGHTS AND ISSUANCE OF PREFERRED SHARES

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

Effective January 26, 2000, Columbia notified the Company that it wished to exercise its exchange rights, and on January 27, 2000, the Company accepted the notice. The exchange ratio was based on a $7.60 share price of the Company's common stock, and on February 15, 2000, the Company issued 457,400 shares of common stock in the name of Columbia to be exchanged for the 5 million Class B preferred shares of Origin Software Corporation. Columbia has not yet tendered the Class B shares to the Company, and the Company has not yet delivered the 457,400 shares of common stock. Pursuant to the Agreement only 20%, or 91,480 shares of common stock, would be delivered directly to Columbia. The remaining 80%, or 365,920 shares, would be held in trust and released ratably to Columbia over the following four years. The Company and Columbia have not yet entered into a definitive escrow agreement for the shares that would be held in trust.

Columbia subsequently contended that the Company had not complied with the Agreement because the shares to be delivered to Columbia upon completion of the exchange are currently restricted from resale pursuant to applicable securities laws. Based on its contention, Columbia withdrew its notice of exchange and has requested that the Company amend the Agreement. Management believes the possibility exists that the Company may negotiate an amendment to the Agreement and, ultimately, issue additional shares to Columbia, though at present, management is unable to determine what the terms of such an amendment might entail or estimate how many additional shares may be issued.

Management has assessed the status of the pending exchange and Columbia's contentions and believes that uncertainty exists about the ultimate outcome of this matter. Accordingly, the $3,407,000 value of the Class B preferred stock of Origin Software continues to be presented as minority interest.

No litigation regarding this transaction has started.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On July 21, 2000, the Company held an Annual Shareholders Meeting. The meeting involved the election of Nathan Nifco, Charles Kelly, Norman Miller, Anna Stylianides and Dr. David Walker as Directors of the Company.

Matters voted upon at the meeting were the election of Directors of the Company; the ratification of the appointment of Moss Adams LLP as the Company's independent auditors for the fiscal year ending September 30, 2000 and an increase in the number of shares of common stock subject to the Company's stock incentive compensation plan to 4,000,000 shares.

The numbers of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes for each such matter are summarized in the following table.

                                                                           VOTES                      BROKER-NON
                                             VOTES FOR     VOTES AGAINST   WITHHELD     ABSTENTIONS   BROKER VOTES
Election of Nathan Nifco as a                6,075,619     300             None         None          None
 Director
Election of Charles Kelly as a               6,075,619     300             None         None          None
 Director
Election of Norman Miller as a               6,075,619     300             None         None          None
 Director
Election of Anna Stylianides as a            6,075,619     300             None         None          None
 Director
Election of Dr. David Walker as a            6,075,619     300             None         None          None
 Director
Ratification of Moss Adams LLP as            6,075,919     None            None         None          None
 the Company's Auditors for the
 fiscal year ending September 30, 2000
Increase in the number of shares of          6,075,919     None            None         None          None
 common stock subject to the
 Company's stock incentive
 compensation plan to 4,000,000 shares

Mr. Miller resigned as a Director of the Company on December 31, 2000 and has not been replaced.

                                   PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE OF COMMON STOCK

The Company's common stock is traded on the OTC Electronic Bulletin Board under the symbol SSXX. Set forth below are the high and low bid prices (which reflect prices between dealers and do not include retail markup, markdown or commissions and may not represent actual transactions) for each quarter since the reverse acquisition on December 11, 1998.


PERIOD                                               HIGH              LOW
--------------------------------------------------------------------------------
December 11, 1998 to December 31, 1999               $5                $3
January 1, 1999 to March 31, 1999                    $6                $4.50
April 1, 1999 to June 30, 1999                       $6 1/2            $4 5/8
July 1, 1999 to September 30, 1999                   $5                $3 5/8
October 1, 1999 to December 31, 1999                 $5.50             $3.625
January 1, 2000 to March 31, 2000                    $11.562           $5.25
April 1, 2000 to June 30, 2000                       $6.875            $1.125
July 1, 2000 to September 30, 2000                   $2.093            $0.510

As of December 27, 2000 the approximate number of common stockholders of record was 277. The closing bid and ask prices for common stock of the Company on December 27, 2000 were 0.095 and 0.11 respectively.

SALES OF UNREGISTERED SECURITIES

Sales of securities within the past three years without registration under the 1933 Act were as follows:

1. December 1998: 6,000,000 shares of common stock were exchanged for all of the outstanding capital stock of Nifco Investments, a Canadian corporation, which is now a wholly owned subsidiary of the Company. The former Nifco Investments stockholders are the holders of those shares. No underwriter was involved in the transaction. The sales were made in reliance upon the exemption from registration afforded by Section 4(2) of the 1933 Act.

2. December 1998: 4,230,000 shares of common stock were sold for cash in the aggregate amount of $42,300 without an underwriter to nine investors. The sales were made in reliance upon the exemption from registration afforded by Section 4(2) of the 1933 Act and Rule 504 of Regulation D thereunder.

3. May 1999: 500,000 shares of common stock were sold for cash in the aggregate amount of $950,000 without underwriters to one investor. The sale was made in reliance upon the exemption from registration afforded by
     Section 4(2) of the 1933 Act and Rule 504 of Regulation D thereunder.

4. July 1999: 72,464 shares of common stock were sold for cash in the aggregate amount of $250,000 without underwriters to one investor. The sale was made in reliance upon the exemption from registration afforded by Section 4(2) of the 1933 Act and Rule 504 of Regulation D thereunder.

5. September 1999: 72,464 shares of common stock were sold for cash in the aggregate amount of $250,000 without underwriters to two private investors. The sales were made in reliance upon the exemption from registration afforded by Section 4(2) of the 1933 Act and Rule 506 of Regulation D thereunder.

6. November 1999: 166,668 shares of common stock were sold for cash in the aggregate amount of $575,000 without underwriters to six private investors. The sales were made in reliance upon the exemption from registration afforded by Section 4(2) of the 1933 Act and Rule 506 of Regulation D thereunder.

7. December 1999: 25,432 shares of common stock were sold for cash in the aggregate amount of $110,991 without underwriters to two private investors. The sales were made in reliance upon the exemption from registration afforded by Section 4(2) of the 1933 Act and Rule 506 of Regulation D thereunder.

8. January 2000: 90,505 shares of common stock were sold for cash in the aggregate amount of $452,525 without underwriters to four private investors. The sales were made in reliance upon the exemption from registration afforded by Section 4(2) of the 1933 Act and Rule 506 of Regulation D thereunder.

9. March 2000: 9,100 shares of common stock were sold for cash in the aggregate amount of $45,500 without underwriters to one private investor. The sale was made in reliance upon the exemption from registration afforded by Section 4(2) of the 1933 Act and Rule 506 of Regulation D thereunder.

Additionally, the Company has issued options, warrants, a debenture and a promissory note with the following terms:

     -- 1,685,000 shares issuable upon exercise of outstanding options at September 30, 2000, at exercise prices ranging from $2.00 to $10.25.

     -- 1,705,000 shares issuable upon exercise of outstanding warrants at September 30, 2000, at exercise prices ranging from $4.00 to $11.10.

     -- Convertible debenture in the principal amount of $5,000,000 at a conversion price based on the applicable percentage of the average of the closing bid prices of the Company's Common stock for any seven trading days (which did not need to be consecutive) selected by the holder from the 35 trading day period ending one trading day prior to the date of notice of conversion of the debenture; and warrants to purchase 330,000 shares at an exercise price of $11.10 per share at any time until February 24, 2005. At the time of each conversion, the holder of the debenture had investment options to purchase, at the fixed conversion price of $9.7125, one additional share of Common stock for each share issuable upon conversion of the debenture.

          The debenture, warrants and investment options were cancelled on January 12, 2001

     --   Promissory note in the amount of $2,860,000.

          In January 12, 2001, $1,300,000 of the debenture was redeemed and the balance of the debenture, the warrants and the investment options were exchanged for a non-convertible, non-redeemable 4 year, 11% promissory note for $2,860,000, interest payments on which commence on January 12, 2002 at $20,000 per month.

All of these securities were sold in reliance upon the exemption from registration afforded by Section 4(2) of the 1933 Act and Rule 506 of Regulation D thereunder.

DIVIDEND POLICY

     Prior to the reverse acquisition of Nifco Investments by the Company on December 11, 1998, a dividend of $142,400 was paid to Nifco Investments shareholders. Subsequent to December 11, 1999, no dividends were paid by the Company. We do not anticipate paying a cash dividend in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Management's discussion and analysis of financial condition and results of operations contains various "forward-looking statements." Such statements consist of any statement other than a recitation of historical fact and can be identified by the use of forward-looking terminology such as "may," "expect," "anticipate," "estimate" or "continue" or use of negative or other variations or comparable terminology. We caution that these statements are further qualified by important facts that could cause actual results to differ materially from those contained in the forward-looking statements, that these forward-looking statements are necessarily speculative, and there are certain risks and uncertainties that could cause actual events or results to differ materially from those referred to in such forward-looking statements.

The following discussion and analysis should be read in conjunction with the Company's financial statements for the year ended September 30, 2000 and the notes thereto.

RESULTS OF OPERATIONS

During the year ended September 30, 2000, the Company had consolidated revenues of $1,477,300, operating expenses of $4,158,400 and a net loss before interest, depreciation, amortization and impairment of software rights of $4,252,200.

Revenues increased 205% from 1999 revenues of $721,100. The higher revenues are primarily the result of new revenues generated by kServer(TM), launched during the current fiscal year and an increased client base for the International Trade products and services. A kServer(TM) contract entered into with the Government of Canada was the most significant sole contributor to the increase in revenues. Furthermore, the deployment of kServer(TM) to the Uniglobe Western Canada and United Kingdom and Ireland regions took place during the year, contributing to revenues derived from initial deployment and monthly customer support fees.

Operating expenses include research and development, sales and marketing, and general and administrative expenses. The aggregate of these costs increased considerably as compared to the previous period from $1,628,909 to $4,158,400. The increase was due to a significant increase in staffing and activity levels across all of the Company's departments.

Research and development costs for the year ended September 30, 2000 totaled $986,000 as compared to $374,700 in the previous fiscal year. This was a direct result of continued costs incurred in the development of the kServer(TM) line of products, including higher payroll costs due to the increased number of engineers and other technical personnel working on kServer(TM).

Sales and marketing costs increased 126% during the year, from $335,280 to $758,400 as a result of higher payroll expenses and costs associated with more sales, marketing and support personnel, and increased travel expenses incurred in the promotion of our lines of products.

General and administrative expenses increased 161%, from $918,929 to $2,414,000. The increase was the result of higher payroll costs, travel expenses, shareholder relations costs and professional fees as compared to the previous year.

Amortization and depreciation costs increased from $272,500 to $548,200 as a result of the increased asset base - particularly hardware and software - of the Company to support the deployment of kServer(TM).

In fiscal 2000 the Company recognized impairment on the value of certain software rights, in accordance with generally accepted accounting principles, as a result of a reassessment of future cash flows expected to be generated by such software rights. The carrying amount of the asset exceeded estimated value by $725,200.

Interest expense for the fiscal year was $1,998,800, a significant increase as compared to the same period in fiscal year 1999, in which interest expense was $50,300. The increase is a direct result of the Company issuing $5 million of a convertible debenture in February 2000, which bore interest at a rate of 7.0% per annum. Due to the intrinsic value of the convertibility of the debenture, the Company recognized over $1.5 million of interest expense during the second quarter of fiscal 2000.

Net loss during the fiscal year was $6,100,400. In the year ended September 30, 1999, the Company reported a net loss of $672,800. The increase in the net loss was primarily due to higher interest expense and an increase in operating costs.

OTHER ITEMS

INCOME TAXES

As described in Note 3 to the financial statements, during 1995 and 1996, the Company's subsidiary, Technologies, sold the rights to its primary software product to Columbia Diversified Software Fund Limited Partnership (Columbia). During 1999, another of the Company's subsidiaries, Origin Software Corp., repurchased these rights. As described in Note 8 to the financial statements, during the same time frame, Technologies purchased and sold an interest in certain other software rights. These transactions all included a significant non-cash component that employed the issuance, receipt, and settlement of long-term promissory notes. As described more fully in Notes 3 and 8, these notes were deemed to have no value for financial reporting purposes. However, the notes increased significantly the value assigned to the software rights in question for tax reporting purposes in Canada.

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

In fiscal 2000, the Company submitted a proposed settlement to the Canadian Customs and Revenue Agency (CCRA) that limited the amount of tax payable on the net gain from these transactions to the net amount of cash received. Under the proposed settlement, the Company would incur no additional tax liability beyond that which was reported in prior years. The CCRA agreed in substance to the terms of the proposed settlement. No additional tax liability will be incurred with respect to the transactions referred to above.

INTEREST EXPENSE

On February 24, 2000, the Company issued $5 million of a convertible debenture and detachable stock purchase warrants. The debenture would have matured in February 2005 and bore interest at 7%, which was payable upon maturity, or upon conversion or redemption. At the date of issue, the conversion price of the debenture was less than the fair value of the Company's common stock. The intrinsic value of this conversion feature was $1,575,800, which was recorded as a charge to interest expense and an increase to common stock. The debenture, warrants and investment options were cancelled on January 12, 2001.

LIQUIDITY AND CAPITAL RESOURCES

During the year ended September 30, 2000, the Company's cash position increased from $164,200 to $3,102,100. At September 30, 2000, the Company had a working capital of $1,598,000 and a current ratio of 1.8 to 1. This is a significant improvement as compared to September 30, 1999 when the Company had working capital of $84,300 and a current ratio of 1.3 to 1. The improvement in the Company's working capital is due to the issuance of additional share capital during the year for gross proceeds of approximately $1,184,000 and the issuance on February 24, 2000, of a convertible debenture in the aggregate principal amount of

$5,000,000. The debenture bore interest at a rate of 7% per annum commencing February 24, 2000 and would have matured on February 24, 2005. The principal amount of the debenture (plus all accrued interest and any additional amounts owed) was convertible, in whole or in part, at the option of the holders, into shares of Common stock. In connection with this issuance, the Company incurred $448,000 of issue costs. The debenture, warrants and investment options were cancelled on January 12, 2001. On January 12, 2001, $1,300,000 of the debenture was redeemed for cash and the balance of the debenture, the warrants and the investment options were exchanged for a non-convertible, non-redeemable 4 year, 11% promissory note for $2,850,000, interest payments on which commence on January 12, 2002 at $20,000 per month. The note provides the Company with the option to prepay all or any part of the note. A discount on the remaining balance of the note will be given to the Company for prepayments of principal. The discount will be calculated by multiplying 4% times a fraction, the denominator of which will be 360 and the numerator of which will be the number of days from the date of the prepayment to the maturity date. The maximum discount available, as calculated on the date of the redemption and exchange agreement, is $500,000.

After making the $1,300,000 payment described above, the Company estimates its cash position to be $1,200,000 approximately.

The net loss for the year ended September 30, 2000 was $6,100,400. The Company's primary source of liquidity and cash during the year was from the issuance of share capital and the issuance of a convertible debenture. The number of common shares issued during the year increased from 11,563,200 to 11,855,583. In July 2000, the holder of the debenture converted $250,000 of principal plus accrued interest. As a result of the conversion, the Company issued an aggregate of 199,703 shares of common stock.

The Company seeks operating and financial stability by working on its fundamentals and will concentrate its efforts in fiscal 2001 to sales and marketing activities. The Company is currently working on securing a series of contracts that will significantly contribute towards these goals and has identified a series of cash-driven revenue goals to strengthen its working capital position in fiscal 2001. Additionally, management has identified opportunities for streamlining its operating activities and reducing overhead. As a result, the Company expects that its working capital requirements will decrease as compared to fiscal 2000 levels.

Notwithstanding the above, the Company may require additional funds to support its working capital demand or for other purposes and may seek to raise additional funds through public or private equity financings or from other sources. There can be no assurance that additional financing will be available on acceptable terms, if at all. If the Company is not able to increase its revenues and effectively control costs and/or if adequate funds are not available or are not available on acceptable terms, the Company may have to curtail its operations and may be unable to develop or enhance its products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, all of which could have a material adverse effect on its business, financial condition and operating results.

Investing activities during the year ended September 30, 2000 have consisted primarily of purchases of property and equipment, principally computer hardware and software. Capital expenditures, including those under capital leases, totaled $139,500 in fiscal 1999 and $223,500 in fiscal 2000.

The Company has not undertaken any material commitments for expenditures as of September 30, 2000.

One of the three outstanding mortgages on the Company's office in North Vancouver expires in January 2001. The Company will pay the full amount on the mortgage balance to the lender then, in the amount of $100,000, plus accrued interest.

By notice of conversion dated October 25, 2000, the holder of the debenture converted $100,000 of the Company's 7% convertible debenture dated February 24, 2000 into 506,257 shares of the Company's common stock. The average closing bid price used in this conversion formula was $0.2069. Previously, by conversion notice dated July 12, 2000, that debenture holder converted $250,000 of its debenture into 199,703 shares of the Company's common stock.

To date, the Company has not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. The Company expects that, in the future, cash in excess of current requirements will continue to be invested in high credit-quality, interest-bearing securities.

There are no legal or practical restrictions on the ability of the subsidiaries to transfer funds to the parent company (SmartSources.com Inc.).

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 is effective for all fiscal quarters beginning with the quarter ending December 31, 2000. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including other contracts, and for hedging activities. The Company has adopted SFAS No. 133 in the quarter ending December 31, 2000 and does not expect its adoption to have an impact on our results of operations, financial position or cash flows. In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition In Financial Statements. SAB 101 establishes guidelines in applying generally accepted accounting principles to the recognition of revenue in financial statements based on the following four criteria: (1) persuasive e evidence of an arrangement exists, (2) delivery has occurred or services have been rendered,
(3) the seller's price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured. SAB 101, as amended by SAB 101A is effective no later than the first fiscal quarter of fiscal years beginning after December 15, 1999. Accordingly, the Company will adopt the new guidance in the first quarter of fiscal 2001. The Company does not believe that the adoption of SAB 101 will have a material effect on its financial position or result of operations.

FACTORS THAT MAY MATERIALLY AFFECT THE COMPANY

The following factors may materially affect the Company and its business and operations:

THE COMPANY MAY NEED TO RAISE ADDITIONAL CAPITAL THAT MAY NOT BE AVAILABLE ON FAVORABLE TERMS,IF AT ALL.

The Company may need to raise additional capital, and it cannot be certain that it will be able to obtain additional financing on favorable terms, if at all. If it cannot raise additional capital on acceptable terms, the Company may have to significantly curtail its operations, may not be able to develop or enhance its products and services and may not be able to take advantage of future opportunities or respond to competitive pressures or other capital requirements. To realize its business objectives and potential, the Company will require significant additional financing in the short term. If the Company cannot raise additional capital, it is doubtful that it will be able to continue as a going concern. The Company cannot be sure that it will be able to obtain the financing it will require, or that it will be available on favorable terms. Additional financing may be debt, equity or a combination of debt and equity. If equity, it could result in significant dilution to existing shareholders.

The Company's need for additional capital and its ability to raise capital are impacted by its redeeming $1,300,000 of a convertible debenture for cash and exchanging the remainder of the debenture, warrants and investment options for a non-convertible, non-redeemable 4 year, 11% promissory note for $2,860,000, interest payments on which commence on January 12, 2002 at $20,000 per month.

THE COMPANY HAS A LIMITED OPERATING HISTORY. IT WILL BE DIFFICULT TO EVALUATE OUR BUSINESS IN MAKING AN INVESTMENT DECISION.

The Company is in the early stages of its development, which makes the evaluation of its business operations and prospects difficult. The risks and difficulties frequently encountered by early stage companies in new and rapidly emerging markets, particularly those companies whose businesses depend on the Internet, should be considered. These risks and difficulties, as they apply to the Company in particular, are:

     --   Potential fluctuations in operating results and uncertain growth rates

     --   Limited market acceptance of its products

     --   Dependence on a small number of orders for most of its revenue

     --   Its need to expand its direct sales force and indirect sales channels

     --   Its need to manage rapidly expanding operations

     --   Its need to attract, train and retain qualified personnel

THE COMPANY HAS A HISTORY OF LOSSES AND EXPECTS LOSSES IN THE FUTURE. IF IT DOES NOT ACHIEVE OR SUSTAIN PROFITABILITY IN THE FUTURE, ITS VIABILITY WILL BE IN DOUBT AND ITS STOCK PRICE WILL DECLINE.

The Company incurred operating losses and had negative cash flows from operations in 1999 and 2000. As of September 30, 2000, the Company had an accumulated deficit of approximately $9.3 million, and expects to incur losses for the foreseeable future. To date, the Company has funded operations from the sale of equity and convertible securities and has marginally generated cash from operations. It expects to continue to incur significant costs developing and introducing enhancements to the kServer(TM) Internet solutions and expanding its direct sales and marketing activities. The Company's losses could impede its ability to compete effectively by creating doubt among our potential customers as to its long-term viability and cause a decrease in the market price of its Common stock. If the Company is to achieve profitability, it will need to increase its revenues significantly. Management cannot predict when the will Company become profitable, if at all.

OPERATING RESULTS ARE VOLATILE AND DIFFICULT TO PREDICT, AND IF THE COMPANY FAILS TO MEET THE EXPECTATIONS OF PUBLIC MARKET ANALYSTS AND INVESTORS, THE MARKET PRICE OF ITS COMMON STOCK MAY DECREASE SIGNIFICANTLY.

The Company's quarterly operating results have varied in the past and may vary significantly in the future. Because the Company's business is evolving rapidly and it has a limited operating history, the Company has limited experience in forecasting its revenues. Since its operating results are volatile and difficult to predict, the Company believes that period-to-period comparisons of its operating results are not a reliable indication of its future performance. Future quarterly operating results may be below the expectations of public market analysts and investors. In this event, the market price of the Company's Common stock may decrease significantly.

THE COMPANY'S QUARTERLY RESULTS DEPEND ON A SMALL NUMBER OF LARGE CONTRACTS, SO THE LOSS OF ANY SINGLE CONTRACT COULD HARM THOSE RESULTS AND CAUSE ITS STOCK PRICE TO DROP.

Each quarter, the Company derives a significant portion of its revenues from a small number of relatively large contracts or orders. As a result, its operating results could suffer if any large orders or contracts are delayed or canceled in any future period. The Company expects it will continue to depend upon a small number of large orders and/or contracts for a significant portion of its revenues.

REVENUES DEPEND TO GREAT EXTENT ON THE KSERVER(TM) PRODUCT LINE, WHICH IS IN AN EARLY STAGE OF COMMERCIALIZATION.

A material amount of the Company's revenues are generated from software licenses and service fees from the kServer(TM) line of Internet solutions. kServer(TM) is at an early stage of commercialization, therefore it is difficult to forecast the level of market acceptance it will attain. Market acceptance could be seriously impeded in the following circumstances:

     -- Broad standards for conducting e-business emerge and become widely adopted, thus reducing the need for the Company's infrastructure products.

     -- Information services departments of potential customers choose to create their e-business portals and e-marketplaces internally or to use third-party professional developers to create and maintain their sites.

     -- Competitors develop products, technologies or capabilities that render kServer(TM) products and related services obsolete or noncompetitive or that shorten the life cycles of these products and services.

     -- kServer(TM) products do not meet customer performance needs or fail to remain free of significant software defects or bugs.

     -- The Company is unable to recruit and retain the additional sales personnel needed to effectively market its products.

Furthermore, to remain competitive, software products such as the ones offered by the Company typically require frequent updates that add new features. There can be no assurance that the Company will succeed in creating and selling updated or new versions of its products. A decline in the demand for, or in the average selling price of, its products would have a direct negative effect on its primary source of revenues and could cause its stock price to fall.

THE COMPANY EXTENDS CREDIT TO ITS CUSTOMERS.

The Company extends credit to customers based on an evaluation of each customer's financial condition and credit history. Collateral is generally not required. Customers include Canadian and U.S. entities. Three customers accounted for 37% of accounts receivable at September 30, 2000.

THE MARKET FOR E-BUSINESS PORTALS IS NEW AND EMERGING, AND IF IT DOES NOT GROW AS RAPIDLY AS THE COMPANY ANTICIPATES OR FAILS TO EMERGE AT ALL, PLANNED GROWTH AND FINANCIAL OBJECTIVES WILL NOT BE MET.

The Company's success is dependent on the emergence of the market for e-business portals. This is a new and rapidly evolving market. The Company plans to dedicate most of our sales, marketing and product development efforts toward e-business portals. If this market does not develop as rapidly as expected, planned growth and financial objectives will not be met. A number of factors could prevent or hinder the emergence of this market, including the following:

     -- The unwillingness of customers to change their traditional method of conducting commerce.

     -- The failure of the Internet network infrastructure to keep pace with substantial growth.

     -- Adverse publicity and consumer concern about the security of electronic commerce transactions.

THE COMPANY'S PRODUCTS HAVE LONG AND VARIABLE SALES CYCLES; IT IS THEREFORE DIFFICULT TO PREDICT THE TIMING OF INDIVIDUAL ORDERS AND MATCH REVENUES WITH OPERATING EXPENSES, WHICH ARE RELATIVELY FIXED IN THE SHORT TERM.

Variations in the length of the Company's sales cycles could cause revenues to fluctuate widely from period to period. To date, the average sales cycle for kServer(TM) products has been six months and has required pre-purchase evaluation by a significant number of decision makers, including senior management. The Company's sales cycles can be much longer for larger opportunities with new customers. Since a number of factors influence the sales process, the period between the initial contact with a new customer and the time we recognize revenues from that customer varies widely. The Company spends significant time educating and providing information to prospective customers regarding the use and benefits of its products. Even after purchase, the Company's customers tend to deploy the solution slowly and deliberately. Deployment schedules depend on the specific technical capabilities of each customer, the size of the deployment, the complexity of each customer's network environment, the quantity of hardware and the degree of hardware configuration required.

THE COMPANY FACES COMPETITION PRIMARILY FROM COMPANIES DEVELOPING THEIR OWN INTERNAL E-BUSINESS INFRASTRUCTURE SYSTEMS AND OTHER PROVIDERS OF E-BUSINESS INFRASTRUCTURE SOLUTIONS, AND IF IT IS UNABLE TO COMPETE SUCCESSFULLY, IT WILL NOT ACHIEVE ITS FINANCIAL OBJECTIVES.

The market for e-business infrastructure applications and services is intensely competitive, evolving and susceptible to rapid technological change. The Company expects the intensity of competition to increase in the future. Many of the Company's competitors have longer operating histories, significantly greater financial, technical, marketing and other resources, significantly greater name recognition and a larger installed base of customers. Competitors may be able to respond more quickly to new or emerging technologies and changes in customer requirements, or to devote greater resources to the development, promotion and sale of their products and services than the Company can. In addition, many of the Company's current and potential competitors have established or may establish cooperative relationships among themselves or with third parties that may improve their ability to address customer needs. Accordingly, it is possible that new competitors, or alliances among competitors, may emerge and rapidly acquire significant market share. Increased competition is likely to result in price reductions, reduced gross margins and loss of market share, any of which could negatively impact the Company's ability to sell its products at the price levels required to support its continuing operations.

THE COMPANY NEEDS TO EFFECTIVELY MANAGE ITS SALES OPERATIONS IF IT IS TO INCREASE MARKET AWARENESS OF AND REVENUES DERIVED FROM ITS PRODUCTS AND RELATED SERVICES.

If the Company fails to effectively manage its sales efforts, its prospects for revenue growth will be diminished. The Company's products and related services require sophisticated sales efforts targeted at senior management of prospective customers. If the Company does not develop indirect sales channels, it may miss sales opportunities that might be available through these other channels. Although it is currently investing and plans to continue to invest significant resources to develop these indirect sales channels, it may not succeed in establishing a channel that can market its products effectively and provide timely and cost-effective customer support and services. In addition, it may not be able to manage conflicts across its various sales channels, and the focus on increasing sales through indirect channels may divert management resources and attention from direct sales.

OPERATIONS AND GROWTH PROSPECTS MAY BE SIGNIFICANTLY IMPEDED IF THE COMPANY IS UNABLE TO RETAIN ITS KEY PERSONNEL OR ATTRACT ADDITIONAL KEY PERSONNEL, PARTICULARLY SINCE EXPERIENCED PERSONNEL AND NEW SKILLED PERSONNEL ARE IN SHORT SUPPLY.

Competition for key personnel is intense. The Company's success depends on its ability to attract, hire, train and retain personnel. The Company has experienced difficulties with hiring and retention in the past, and certain of its key personnel may terminate their employment with the Company to work for one of our competitors at any time for any reason. Certain members of management have employment or consulting agreements. There can be no assurance that the Company will be successful in attracting and retaining key personnel. The loss of services of one or more key personnel could have a material adverse effect on the Company and would materially impede the operation and growth of its business.

IF THE COMPANY FAILS TO EFFECTIVELY MANAGE ITS OPERATIONS, ITS GROWTH PROSPECTS WILL BE DIMINISHED AND OPERATING EXPENSES COULD EXCEED BUDGETED AMOUNTS.

The Company's ability to offer its products and related services in a quickly evolving market requires an effective planning and management process. The Company has expanded its operations rapidly since inception, and needs to effectively manage them in support of its business goals. The Company has a significant number of relatively recently hired employees. To manage its operations effectively, the Company must:

     -- Implement and improve its operational, financial and other systems, procedures and controls on a timely basis

     --   Train and manage its workforce.

The Company cannot be certain that its systems, procedures or controls will be adequate to support its current or future operations or that its management will be able to manage business growth and still achieve the rapid execution necessary to meet its expectations. Failure to manage operations effectively could diminish business prospects and could result in lost opportunities as well as operating expenses exceeding the amount budgeted.

THE COMPANY HAS NO SIGNIFICANT EXPERIENCE CONDUCTING OPERATIONS INTERNATIONALLY, WHICH MAY MAKE IT MORE DIFFICULT THAN EXPECTED TO EXPAND OVERSEAS AND MAY INCREASE THE COSTS OF DOING SO.

To date, the Company has derived all of its revenues from sales in the United States and Canada. It plans to expand its international operations in the future. There are many barriers to competing successfully in the international arena, including:

     --   cost of customizing products for foreign countries

     --   restrictions on the use of software encryption technology

     --   dependence on local vendors

     -- compliance with multiple conflicting and changing governmental laws and regulations

     --   longer sales cycles

     --   import and export restrictions and tariffs

IF THE COMPANY FAILS TO ESTABLISH AND MAINTAIN STRATEGIC RELATIONSHIPS, THE MARKET ACCEPTANCE OF ITS PRODUCTS, AND ITS PROFITABILITY MAY SUFFER.

To offer products and services to a larger customer base, the Company depends on strategic partnerships and marketing alliances to obtain customer leads, referrals and distribution. If it is unable to maintain its existing strategic relationships or fails to enter into additional strategic relationships, it will have to devote substantially more resources to the marketing of its products and services. It would also lose anticipated customer introductions and co-marketing benefits. The Company's success depends in part on the success of its strategic partners and their ability to market the Company's products and services successfully. In addition, strategic partners may not regard the Company as significant for their own businesses. Therefore, they could reduce their commitment to the Company or terminate their respective relationships with it, pursue other partnerships or relationships, or attempt to develop or acquire products or services that compete with the Company's products and services. Even if the Company succeeds in establishing these relationships, these may not result in additional customers or revenues.

IF THE COMPANY FAILS TO ADEQUATELY RESPOND TO RAPID TECHNOLOGICAL CHANGES, ITS EXISTING PRODUCTS WILL BECOME OBSOLETE OR UNMARKETABLE.

New approaches to gather, exchange, integrate, personalize and syndicate information over the Internet based on new technologies and industry standards could render the Company's products obsolete and unmarketable. The Company believes that to succeed, it must enhance its products, develop new products on a timely basis to keep pace with technological developments, and satisfy the increasingly sophisticated requirements of its customers. Therefore, the Company cannot be certain that it will respond successfully to technological change, evolving industry standards or customer requirements. If it is unable to adequately respond to these changes, revenues and market share could rapidly decline. In connection with the introduction of new products and enhancements, the Company has experienced development delays and related cost overruns, which are not unusual in the software industry. It could encounter these problems or more serious delays in the future. Any delays in developing and releasing new products or enhancements to our products could result in customer dissatisfaction, cancellation of orders and license agreements, negative publicity, loss of revenues, slower market acceptance and legal action by customers against the Company. Its products are designed to work on a variety of hardware and software platforms used by our customers. However, these products may not operate well with future versions of hardware and software platforms, programming languages, database environments, and other systems that customers use. The Company must constantly modify and improve its technology to keep pace with changes made to these platforms and to operational applications and other Internet-related applications. This may result in uncertainty relating to the timing and nature of new product announcements, introductions or modifications, which may harm its business. If the Company fails to modify or improve its products in response to evolving industry standards, they could rapidly become obsolete or unmarketable, which would have a direct negative effect on the Company's revenues.

IF THE COMPANY'S PRODUCTS CONTAIN ERRORS, REVENUES AND NET OPERATING RESULTS WILL BE NEGATIVELY IMPACTED AND THE COMPANY'S REPUTATION AND THE MARKET ACCEPTANCE OF THESE PRODUCTS WILL BE JEOPARDIZED.

The Company's applications are complex and may contain undetected errors or result in system failures, especially when first introduced or when new versions or enhancements are released. Despite extensive testing, errors could occur in any of its current or future product offerings after commencement of commercial shipments. The Company has discovered software defects in its new products after their introduction. The implementation of its products typically involves working with sophisticated software, computing and communications systems. If the Company's software contains undetected errors or fails to meet customers' expectations in a timely manner, the Company could experience loss of or delay in revenues and loss of market share, loss of customers, failure to achieve market acceptance, diversion of development resources, diversion of customer support resources, negative publicity, increased service and warranty costs, legal actions by customers against the Company, and increased insurance costs.

DEFECTS OR ERRORS IN THE COMPANY'S PRODUCTS MAY RESULT IN PRODUCT LIABILITY CLAIMS.

Because customers rely on the Company's products for critical business processes, any significant defects or errors in its products or services might result in tort or warranty claims. Errors or defects in or other performance problems associated with the Company's products could result in financial or other damages to its customers. Customers may then seek damages from the Company for their losses. The Company has not experienced any product liability claims to date. However, a product liability claim brought against the Company, even if not successful, would likely be time-consuming and costly and could harm its reputation. The Company's licenses with customers generally contain provisions designed to limit its exposure to potential product liability claims such as disclaimers of warranties and limitations on liability for special, consequential and incidental damages. In addition, its license agreements generally limit the amounts recoverable for damages to the amounts paid by customers to the Company for the products or services giving rise to the damages. The Company cannot be certain that the limitations of liability included in its contracts will be enforceable because existing or future laws or unfavorable judicial decisions could negate these liability limiting provisions. Defending a product liability suit, regardless of its merits, could entail substantial expense and require the time and attention of key management personnel. The successful assertion of one or more large claims that exceed contractual limitations on the Company's liability could have a significant negative impact on its results of operations and cause our stock price to fall.

IF THE COMPANY FAILS TO ADEQUATELY PROTECT ITS INTELLECTUAL PROPERTY RIGHTS, ITS ABILITY TO COMPETE COULD BE SERIOUSLY HARMED, AND IF OTHER COMPANIES BRING LAWSUITS CLAIMING THAT THE COMPANY INFRINGES THEIR INTELLECTUAL PROPERTY RIGHTS, THE COMPANY COULD BE LIABLE FOR SIGNIFICANT DAMAGES.

The Company's success depends in large part on its ability to adequately protect its intellectual property rights. It seeks to protect its source code, documentation and other written materials under trade secret and copyright laws, which afford only limited protection. The Company requires its customers to enter into license agreements, which impose restrictions on our customers' ability to utilize our products. In addition, it seeks to avoid disclosure of its trade secrets by, among other methods, restricting access to its source code and requiring those persons with access to its proprietary information to sign confidentiality agreements with the Company. However, some of these confidentiality agreements contain provisions that may permit these persons, in some circumstances, to develop products based on the Company's proprietary information as a result of their access to the source code. If these persons develop products based on the Company's proprietary information, the value of this proprietary information will be adversely impacted. Despite the Company's efforts to protect its proprietary rights, unauthorized parties may attempt to copy aspects of its technology or to obtain and use information that the Company regards as proprietary. Policing unauthorized use of the Company's technology is difficult, and while the Company is unable to determine the extent to which piracy of its products exists, software piracy can be a persistent problem. In addition, as it expands operations, the Company becomes increasingly exposed to intellectual property infringement because laws of some foreign countries do not protect its proprietary rights to as great an extent as the laws of the United States and Canada. The Company's means of protecting its proprietary rights may not be adequate and competitors may copy the Company's products, independently develop similar technology, or design around its intellectual property. If the Company fails to adequately protect its intellectual property, its ability to compete may be seriously harmed. There has been a substantial amount of litigation in the software industry regarding intellectual property rights. It is possible that in the future third parties may claim that the Company's current or future products infringe their intellectual property. The Company expects that software developers will increasingly be susceptible to infringement claims as the number of products and competitors in its industry segment grows and the functionality of products in different industry segments overlaps. Any intellectual property claims, with or without merit, could be time consuming, result in costly litigation, cause product shipment delays or require the Company to enter into royalty or licensing agreements. Any royalty or licensing agreements, if required, may not be available on terms acceptable to the Company, or may not be available at all, which could jeopardize the viability of the Company's business.

THERE IS SUBSTANTIAL RISK THAT FUTURE REGULATIONS COULD BE ENACTED THAT EITHER DIRECTLY RESTRICT THE COMPANY'S BUSINESS OR INDIRECTLY IMPACT ITS BUSINESS BY LIMITING THE GROWTH OF INTERNET COMMERCE.

As Internet commerce evolves, the Company expects federal, state or foreign agencies to adopt regulations covering many issues, including user privacy, pricing, content and quality of products and services. If enacted, these laws, rules or regulations could limit the market for the Company's products and related services, which could adversely affect its business prospects and operating results. Although many of these regulations may not apply to the Company's business directly, it expects that laws regulating the solicitation, collection or processing of personal/consumer information could indirectly affect its business. The Telecommunications Act of 1996 prohibits some types of information and content from being transmitted over the Internet. The prohibition's scope and the liability associated with a Telecommunications Act violation are currently unsettled. In addition, although substantial portions of the Communications Decency Act were held to be unconstitutional, the Company is unsure whether similar legislation will be enacted and upheld in the future. It is possible that legislation could expose companies involved in Internet commerce to liability, which could limit the growth of Internet commerce generally. Legislation like the Telecommunications Act and the Communications Decency Act could dampen the growth of Internet usage and decrease its acceptance as a commercial medium. Moreover, the applicability to the Internet of existing laws in various jurisdictions governing issues such as property ownership, sales tax, libel and personal privacy is uncertain and may take years to resolve. The Company's costs could increase and growth could be harmed by any new legislation or regulation, the application of laws and regulations from jurisdictions whose laws do not currently apply to its business, or the application of existing laws and regulations to the Internet and on-line businesses.

EXISTING SHAREHOLDERS CONTROL A MAJORITY OF THE COMPANY'S STOCK.

As of September 30, 2000 approximately 49.77% of the Company's outstanding capital stock was owned by directors and executive officers and their affiliates. As a result, these shareholders, acting together, would be able to control all matters requiring approval by the shareholders, including the election of all directors and approval of significant corporate transactions.

FUTURE SALES OF THE COMPANY'S COMMON STOCK COULD ADVERSELY AFFECT OUR STOCK
PRICE.

If shareholders sell substantial amounts of the Company's Common stock in the public market, the market price of its Common stock could be adversely affected. In addition, the sale of these shares could impair the Company's ability to raise capital through the sale of additional equity securities.

THE COMPANY IS LISTED ON THE OTC ELECTRONIC BULLETIN BOARD, WHICH CAN BE A VOLATILE MARKET.

The Company's Common stock is quoted on the OTC Electronic Bulletin Board, a NASD sponsored and operated quotation system for equity securities. It is a more limited trading market than the Nasdaq SmallCap, and timely, accurate quotations of the price of our Common stock may not always be available. One may expect trading volume to be low in such a market. Consequently, the activity of only a few shares may affect the market and may result in wide swings in price and in volume.

THE COMPANY MAY BE SUBJECT TO EXCHANGE RATE FLUCTUATIONS.

A substantial portion of the Company's revenues are received and a substantial portion of its operating costs are incurred in Canadian dollars. Because its financial statements are presented in U.S. dollars, any significant fluctuation in the currency exchange rates between the Canadian dollar and the U.S. dollar will affect the Company's reported results of operations. The Company does not currently engage in currency-hedging transactions.

ITEM 7. FINANCIAL STATEMENTS

The following is a list of the consolidated financial statements for the year ended September 30, 2000, that are filed as part of this Form 10KSB and are included immediately following the signature page:

     Independent Auditor's Report

     Balance Sheet

     Statement of Operations

     Statement of Stockholders' Deficit

     Statement of Cash Flows

     Notes to Consolidated Financial Statements

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

Pursuant to Instruction E.3. to Form 10-KSB, the information in Items 9-12 is incorporated by reference from the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A.

ITEM 13. EXHIBITS AND REPORTS

(a) Exhibits


NUMBER DESCRIPTION                                                    LOCATION
------ -----------                                                    --------
3.01   Articles of Incorporation.                                     Filed as Exhibit 3.01 to the Company's
                                                                      Annual Report on Form 10-KSB for fiscal
                                                                      year ended September 30, 1999, and
                                                                      incorporated herein by reference.

3.02   Bylaws.                                                        Filed as Exhibit 3.02 to the Company's
                                                                      Annual Report on Form 10-KSB for fiscal
                                                                      year ended September 30, 1999, and
                                                                      incorporated herein by reference.

3.03   Amended and Restated Bylaws.                                   Filed as Exhibit 3.03 to the Company's
                                                                      SB-2/A filed on March 20, 2000, and
                                                                      incorporated herein by reference.

4.01   Securities Purchase Agreement by and among SmartSources.com,   Filed as Exhibit 10.01 to the Company's
       Inc. and RGC International Investors LDC, dated as of          Current Report on Form 8-K, dated
       February 24, 2000.                                             February 24, 2000, and incorporated
                                                                      herein by reference.

4.02   Convertible Debenture issued to RGC International Investors    Filed as Exhibit 10.02 to the Company's
       LDC or its registered assigns by SmartSources.com, Inc.,       Current Report on Form 8-K, dated
       dated as of February 24, 2000.                                 February 24, 2000, and incorporated
                                                                      herein by reference.

4.03   Stock Purchase Warrant issued to RGC International Investors   Filed as Exhibit 10.03 to the Company's
       LDC or its registered assigns by SmartSources.com, Inc.,       Current Report on Form 8-K, dated
       dated as of February 24, 2000.                                 February 24, 2000, and incorporated
                                                                      herein by reference.

4.04   Registration Rights Agreement by and among SmartSources.com,   Filed as Exhibit 10.04 to the Company's
       Inc. and RGC International Investors LDC, dated as of          Current Report on Form 8-K, dated
       February 24, 2000.                                             February 24, 2000, and incorporated
                                                                      herein by reference.

4.05   Redemption and Exchange Agreement by and among                 Filed herewith
       SmartSources.com Inc. and RGC International, LDC, dated as of January 12, 2001.

4.06   Promissory Note from SmartSources.com, Inc, to RGC             Filed herewith
       International Investors, LDC, dated as of January 12, 2001.

4.07   Subsidiary Guarantee made by Subsidiaries of                   Filed herewith
       SmartSources.com, Inc. in favor of RGC International
       Investors, LDC, dated as of January 12, 2001.


NUMBER DESCRIPTION                                                    LOCATION
------ -----------                                                    --------
10.01  Share Exchange Agreement dated December 11, 1998 among         Filed as Exhibit 1 to the Company's
       Nathan Nifco and Dina Nifco, residents of West Vancouver,      Current Report on Form 8-K, dated
       British Columbia, Canada and the Nifco Family Trust, a         December 11, 1998, and incorporated
       British Columbia, Canada trust (collectively, the              herein by reference.
       "Exchanging Shareholders"), Nifco Investments Ltd., a
       British Columbia corporation ("Nifco"), and
       SmartSources.com, Inc., a Colorado corporation formerly
       known as Innovest Capital Sources Corporation.

10.02  Employment Agreement between Nathan Nifco and                  Filed as Exhibit 10.01 to the Company's
       SmartSources.com, Inc., dated November 30, 1998.               Annual Report on Form 10-KSB for fiscal
                                                                      year ended September 30, 1999, and
                                                                      incorporated herein by reference.

10.03  Management Consulting Agreement between Michael Forster and    Filed as Exhibit 10.02 to the Company's
       SmartSources.com, Inc., dated July 20, 1999.                   Annual Report on Form 10-KSB for fiscal
                                                                      year ended September 30, 1999, and
                                                                      incorporated herein by reference.

10.04  Management Consulting Agreement between Darryl Cardey and      Filed as Exhibit 10.03 to the Company's
       SmartSources.com Technologies Inc., dated September 1, 1999.   Annual Report on Form 10-KSB for fiscal
                                                                      year ended September 30, 1999, and
                                                                      incorporated herein by reference.

10.05  Subscription Agreement between Peter Rive and Infer            Filed as Exhibit 10.04 to the Company's
       Technologies, Inc., dated July 15, 1999.                       Annual Report on Form 10-KSB for fiscal
                                                                      year ended September 30, 1999, and
                                                                      incorporated herein by reference.

10.06  Sales Representation Agreement between First City Partners     Filed as Exhibit 10.05 to the Company's
       Group, Inc. and SmartSources.com, Inc., dated August 24,       Annual Report on Form 10-KSB for fiscal
       1999.                                                          year ended September 30, 1999, and
                                                                      incorporated herein by reference.

10.07  Warrants to First City Partners dated August 24,1999.          Filed as Exhibit 10.06 to the Company's
                                                                      Annual Report on Form 10-KSB for fiscal
                                                                      year ended September 30, 1999, and
                                                                      incorporated herein by reference.

10.08  Joint Venture Agreement between Familyware Products Inc. and   Filed as Exhibit 10.07 to the Company's
       Nifco Synergy Ltd., dated April 29, 1996.                      Annual Report on Form 10-KSB for fiscal
                                                                      year ended September 30, 1999, and
                                                                      incorporated herein by reference.

10.09  Registered Copy of Mortgage for Strata Lot 1, LMS2241,         Filed as Exhibit 10.08 to the Company's
       between the Royal Bank of Canada and Nifco Synergy Ltd.,       Annual Report on Form 10-KSB for fiscal
       dated January 1, 1996.                                         year ended September 30, 1999, and
                                                                      incorporated herein by reference.

                                      24


NUMBER DESCRIPTION                                                    LOCATION
------ -----------                                                    --------
10.10  Registered Copy of Mortgage for Strata Lot 1, LMS2241,         Filed as Exhibit 10.09 to the Company's
       between Lock Investments Ltd. and Nifco Synergy Ltd., dated    Annual Report on Form 10-KSB for fiscal
       February 26, 1996.                                             year ended September 30, 1999, and
                                                                      incorporated herein by reference.

10.11  Registered Copy of Mortgage of Strata Lot 6, LMS2241,          Filed as Exhibit 10.10 to the Company's
       between Guild Properties, Inc. and Nifco Synergy Ltd., dated   Annual Report on Form 10-KSB for fiscal
       June 9, 1997.                                                  year ended September 30, 1999, and
                                                                      incorporated herein by reference.

10.12  Warrant Agreement with Level Jump Asset Management, Inc.,      Filed as Exhibit 10.11 to the Company's
       dated September 29, 1999.                                      Annual Report on Form 10-KSB for fiscal
                                                                      year ended September 30, 1999, and
                                                                      incorporated herein by reference.

10.13  Software Acquisition Agreement between Nifco Synergy Ltd.      Filed as Exhibit 10.12 to the Company's
       and EMC Communications, dated October 1, 1998.                 Annual Report on Form 10-KSB for fiscal
                                                                      year ended September 30, 1999, and
                                                                      incorporated herein by reference.

10.14  Share Exchange Agreement by and among Columbia Software Fund   Filed as Exhibit 1 to the Company's
       Limited Partnership and SmartSources.com, Inc. and Origin      Current Report on Form 8-K dated
       Software Corporation, dated May 19,1999.                       May 19, 1999, and incorporated herein
                                                                      by reference.

10.15  Software Acquisition Agreement by and among Columbia           Filed as Exhibit 2 to the Company's
       Diversified Software Fund Limited Partnership and Origin       Current Report on Form 8-K dated
       Software Corp. and Nifco Synergy Ltd., dated January 1, 1999.  May 19, 1999, and incorporated herein by reference.

10.16  1999 Stock Incentive Compensation Plan.                        Filed as Exhibit 10.2 to the Company's
                                                                      Quarterly Report on Form 10-QSB for the
                                                                      quarterly period ended June 30, 1999,
                                                                      and incorporated herein by reference.

10.17  Intellectual Property Agreement between the Company and        Filed as Exhibit 10.17 to the Company's
       Industry Canada, dated February 4, 2000.                       SB-2/A filed on March 20, 2000, and
                                                                      incorporated herein by reference.

10.18  Master Relationship Agreement between SmartSources.com         Filed as Exhibit 10.18 to the Company's
       Technologies, Inc. and kTravel Solutions, Inc. and UniGlobe    SB-2/A filed on March 20, 2000, and
       Travel (Western Canada) Inc., dated February 18, 2000.         incorporated herein by reference.

10.19  Management Employment Agreement between Sokhie Puar and the    Filed as Exhibit 10.19 to the Company's
       Company, dated September 1, 1999.                              SB-2/A filed on March 20, 2000, and
                                                                      incorporated herein by reference.


NUMBER DESCRIPTION                                                    LOCATION
------ -----------                                                    --------

10.20  Waiver of Objection Rights between the Company and the         Filed as Exhibit 10.20 to the Company's
       Canada Customs and Revenue Agency, dated January 13, 2000.     SB-2/A filed on March 20, 2000, and
                                                                      incorporated herein by reference.

10.25  UniGlobe Memorandum of Understanding between UniGlobe Travel   Filed as Exhibit 10.25 to the Company's
       and SmartSources.com, Inc., dated February 18, 2000.           SB-2/A filed on March 20, 2000, and
                                                                      incorporated herein by reference.

10.26  Consulting Agreement among the Company and Level Jump Asset    Filed as Exhibit 10.26 to the Company's
       Management, Inc., dated September 29, 1999.                    SB-2/A filed on March 20, 2000, and
                                                                      incorporated herein by reference.

10.27  Client Service Agreement among the Company and Continental     Filed as Exhibit 10.27 to the Company's
       Capital & Equity Corporation, dated December 7, 1999.          SB-2/A filed on March 20, 2000, and
                                                                      incorporated herein by reference.

10.28  Registration Rights Agreement among the Company and            Filed as Exhibit 10.28 to the Company's
       Continental Capital & Equity Corporation, dated                SB-2/A filed on March 20, 2000, and
       December 3, 1999.                                              incorporated herein by reference.

10.29  Letter of Understanding between the Company and Continental    Filed as Exhibit 10.29 to the Company's
       Capital & Equity Corporation, dated December 15, 1999.         SB-2/A filed on March 20, 2000, and
                                                                      incorporated herein by reference.



NUMBER DESCRIPTION                                                    LOCATION
------ -----------                                                    --------
10.30  Registration Rights Agreement among the Company and Peter      Filed as Exhibit 10.30 to the Company's
       Sanders, dated January 4, 2000.                                SB-2/A filed on March 20, 2000, and
                                                                      incorporated herein by reference.

10.31  Joint Venture Agreement between the Company and Cable Print    Filed as Exhibit 10.31 to the Company's
       Network Marketing, dated February 16, 1999.                    SB-2/A filed on March 20, 2000, and
                                                                      incorporated herein by reference.

10.32  Property Lease Agreement between Guild Properties, Inc. and    Filed as Exhibit 10.32 to the Company's
       SmartSources.com Technologies, Inc., dated May 15, 1999.       SB-2/A filed on March 20, 2000, and
                                                                      incorporated herein by reference.

10.33  Consulting Agreement between Volsan Business Consultant and    Filed as Exhibit 10.33 to the Company's
       SmartSources.com, Inc., dated January 1, 2000.                 SB-2/A filed on March 20, 2000, and
                                                                      incorporated herein by reference.

10.34  Consulting Agreement between the Company and AB Phoenix,       Filed as Exhibit 10.34 to the Company's
       Inc. and G. Kopolow & Associates, Inc., dated February 16,     SB-2/A filed on March 20, 2000, and
       2000.                                                          incorporated herein by reference.

10.35  Consulting Agreement between Murdock Capital Partners Corp.    Filed as Exhibit 10.35 to the Company's
       and SmartSources.com, Inc., dated April 5, 2000.               SB-2/A filed on June 13, 2000, and
                                                                      incorporated herein by reference.

10.36  Consulting Agreement between Murdock Capital Partners Corp.    Filed as Exhibit 10.36 to the Company's
       and SmartSources.com, Inc., dated March 30, 2000.              SB-2/A filed on June 13, 2000, and
                                                                      incorporated herein by reference.

10.37  Partnership Agreement between SmartSources.com, Inc., and      Filed as Exhibit 10.37 to the Company's
       Unilogik Computer Systems, Inc. dated February 4, 2000.        SB-2/A filed on June 13, 2000, and
                                                                      incorporated herein by reference.

10.38  Agreement for the Sale of Origin Professional between          Filed as Exhibit 10.1 to the  Company's
       SmartSources.com Technologies Inc. and The Eureka Company.     Quarterly Report on Form 10-QSB for the
                                                                      quarterly period ended June 30, 2000,
                                                                      and incorporated herein by reference.

10.39  Licensing Agreement between SmartSources.com Technologies      Filed as Exhibit 10.2 to the  Company's
       Inc. and Everdream Corporation.                                Quarterly Report on Form 10-QSB for the
                                                                      quarterly period ended June 30, 2000,
                                                                      and incorporated herein by reference.

10.40  Value-Added Reseller Agreement between SmartSources.com        Filed as Exhibit 10.3 to the  Company's
       Technologies Inc. and Ultraseek Corporation.                   Quarterly Report on Form 10-QSB for the
                                                                      quarterly period ended June 30, 2000,
                                                                      and incorporated herein by reference.

                                      27


NUMBER DESCRIPTION                                                    LOCATION
------ -----------                                                    --------
10.41  Distribution Agreement between SmartSources.com Technologies   Filed herewith.
       Inc. and kTravel Solutions Inc.

10.42  Release and Resignation Agreement of Michael Forster dated     Filed as Exhibit 10.42 to the Company's
       June 20, 2000.                                                 SB-2/A filed on August 15, 2000, and
                                                                      incorporated herein by reference.

10.43  Employment Agreement between Jack Michaan and                  Filed herewith.
       SmartSources.com Technologies, Inc., dated September 5, 2000.

10.44  Employment Agreement between Aurora Davidson and               Filed herewith.
       SmartSources.com Technologies, Inc., dated July 21, 2000.

11.01  Statement of Computation of Per Share Earnings.                Filed herewith.

16.01  Letter response of Green & McElreath.                          Filed as Exhibit 16 to the Company's
                                                                      Current Report on Form 8-K, dated
                                                                      January 28, 1999, and incorporated
                                                                      herein by reference.

21.01  Subsidiaries of the Company.                                   Filed herewith.

23.01  Consent of Wolin, Ridley & Miller LLP (included in its         Filed as Exhibit 23.01 to the Company's
       opinion filed as Exhibit 5.01).                                SB-2/A filed on August 15, 2000, and
                                                                      incorporated herein by reference.

23.02  Consent of Moss Adams LLP.                                     Filed as Exhibit 23.02 to the Company's
                                                                      SB-2/A filed on August 15, 2000, and
                                                                      incorporated herein by reference.

23.03  Acknowledgment of Moss Adams LLP.                              Filed as Exhibit 23.03 to the Company's
                                                                      SB-2/A filed on August 15, 2000, and
                                                                      incorporated herein by reference.

27.01  Financial Data Schedule.                                       Filed herewith.

                                       28

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SMARTSOURCES.COM INC.


By:  /s/  NATHAN NIFCO                                        January 12, 2001
     ----------------------------------------------------
     Nathan Nifco, President, Chief Executive Officer and
     Chairman of the Board





Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the dates indicated below.



By:  /s/  NATHAN NIFCO                                        January 12, 2001
     ----------------------------------------------------
     Nathan Nifco, President, Chief Executive Officer and
     Chairman of the Board



By:  /s/  ANNA STYLIANIDES                                    January 12, 2001
     ----------------------------------------------------
     Anna Stylianides, Executive Vice President,
     and Director



By:  /s/  AURORA DAVIDSON                                     January 12, 2001
     ----------------------------------------------------
     Aurora Davidson, Controller, Secretary and Treasurer
     (Principal Financial and Accounting Officer)



By:  /s/  CHARLES K. KELLY                                    January 12, 2001
     ----------------------------------------------------
     Charles K. Kelly, Director



By: /s/ DAVID C. WALKER                                       January 12, 2001
    -----------------------------------------------------
    David C. Walker, Director

                     SMARTSOURCES.COM, INC. AND SUBSIDIARIES

                          INDEPENDENT AUDITOR'S REPORT
                                       AND
                              FINANCIAL STATEMENTS

                           SEPTEMBER 30, 1999 AND 2000

                                         SMARTSOURCES.COM, INC. AND SUBSIDIARIES
                                                               TABLE OF CONTENTS
                                                     SEPTEMBER 30, 1999 AND 2000
--------------------------------------------------------------------------------

                                                                            PAGE


INDEPENDENT AUDITOR'S REPORT ..............................................    1



CONSOLIDATED FINANCIAL STATEMENTS

     Balance Sheet.........................................................    2

     Statement of Operations...............................................    3

     Statement of Stockholders' Deficit....................................    4

     Statement of Cash Flows...............................................    5

     Notes to Consolidated Financial Statements............................ 6-24




[LETTERHEAD - MOSS ADAMS LLP]
--------------------------------------------------------------------------------
Certified Public Accountants


                          INDEPENDENT AUDITOR'S REPORT



To the Board of Directors and Stockholders
SmartSources.com, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of SmartSources.com, Inc. and Subsidiaries (the "Company") as of September 30, 2000, and the related consolidated statements of operations, stockholders' deficit, and cash flows for each of the two years in the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SmartSources.com, Inc. and Subsidiaries as of September 30, 2000, and the results of its operations and its cash flows for each of the two years in the period then ended in conformity with generally accepted accounting principles.



/s/ MOSS ADAMS LLP

Bellingham, Washington
November 16, 2000, except for Note 5, paragraph 13, Note 11, and Note 16, paragraph 5, as to which the date is January 12, 2001

                                         SMARTSOURCES.COM, INC. AND SUBSIDIARIES
                                                      CONSOLIDATED BALANCE SHEET
                                                              SEPTEMBER 30, 2000
--------------------------------------------------------------------------------

                                                                   September 30,
                                                                       2000
                                                                   -------------

                                     ASSETS

CURRENT ASSETS
    Cash and cash equivalents                                       $ 3,102,100
    Trade accounts receivable, net of allowance
        for doubtful accounts of $27,000                                402,100
    Prepaid expenses                                                     40,000
                                                                    -----------
           Total current assets                                       3,544,200

CAPITALIZED SOFTWARE COSTS AND
PURCHASED SOFTWARE RIGHTS, NET                                          457,700

PROPERTY AND EQUIPMENT, NET                                             867,600

OTHER ASSETS                                                             38,400
                                                                    -----------

TOTAL ASSETS                                                        $ 4,907,900
                                                                    ===========



                      LIABILITIES AND STOCKHOLDERS' DEFICIT


CURRENT LIABILITIES
    Accounts payable and accrued liabilities                        $   259,100
    Interest payable                                                    197,900
    Income tax payable                                                  186,900
    Deferred revenue                                                     42,900
    Current portion of long-term debt                                 1,259,400
                                                                    -----------
           Total current liabilities                                  1,946,200

LONG-TERM LIABILITIES
    Long-term debt, net of current portion                            2,551,800
    Deferred tax liability                                               72,500
                                                                    -----------
           Total liabilities                                          4,570,500
                                                                    -----------

COMMITMENTS AND CONTINGENCIES (NOTE 11)

MINORITY INTEREST                                                     3,407,000
                                                                    -----------

STOCKHOLDERS' DEFICIT
    Common stock, no par value, 50 million shares
        authorized, 12,055,300 shares outstanding                     6,871,300
    Accumulated other comprehensive income                              106,900
    Accumulated deficit                                              (9,311,100)
    Deferred compensation                                              (736,700)
                                                                    -----------
           Total stockholders' deficit                               (3,069,600)
                                                                    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                          $ 4,907,900
                                                                    ===========


See accompanying notes to these consolidated financial statements.             2
--------------------------------------------------------------------------------

                                         SMARTSOURCES.COM, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENT OF OPERATIONS
                                         YEARS ENDED SEPTEMBER 30, 1999 AND 2000
--------------------------------------------------------------------------------


                                                             September 30,     September 30,
                                                                 1999              2000
                                                            ---------------  ----------------


REVENUES EARNED                                               $   721,000       $ 1,477,300

COST OF SALES                                                     122,500           297,700
                                                              -----------       -----------

GROSS PROFIT                                                      598,500         1,179,600
                                                              -----------       -----------

OPERATING EXPENSES, EXCLUSIVE OF DEPRECIATION AND
AMORTIZATION AND IMPAIRMENT LOSS ON SOFTWARE RIGHTS
    Research and development                                      374,700           986,000
    Sales and marketing                                           335,300           758,400
    General and administrative                                    918,900         2,414,000
                                                              -----------       -----------
                                                                1,628,900         4,158,400

OPERATING LOSS, BEFORE DEPRECIATION AND AMORTIZATION
AND IMPAIRMENT LOSS ON SOFTWARE RIGHTS                         (1,030,400)       (2,978,800)
    Depreciation and amortization                                 272,500           548,200
    Impairment loss on software rights                              --              725,200
                                                              -----------       -----------

OPERATING LOSS                                                 (1,302,900)       (4,252,200)
                                                              -----------       -----------

OTHER INCOME (EXPENSE)
    Interest and financing costs                                  (50,300)       (1,998,800)
    Other income (expense)                                        (13,000)          160,800
                                                              -----------       -----------
                                                                  (63,300)       (1,838,000)
                                                              -----------       -----------

LOSS BEFORE INCOME TAXES                                       (1,366,200)       (6,090,200)

BENEFIT FROM (PROVISION FOR) INCOME TAXES                         693,400           (10,200)
                                                              -----------       -----------

NET LOSS                                                      $  (672,800)      $(6,100,400)
                                                              ===========       ===========

BASIC EARNINGS (LOSS) PER SHARE                                  $(0.07)           $(0.52)
                                                                 ======            ======

DILUTED EARNINGS (LOSS) PER SHARE                                $(0.07)           $(0.52)
                                                                 ======            ======



See accompanying notes to these consolidated financial statements.             3
--------------------------------------------------------------------------------

                                         SMARTSOURCES.COM, INC. AND SUBSIDIARIES
                                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                         YEARS ENDED SEPTEMBER 30, 1999 AND 2000
--------------------------------------------------------------------------------



                                                            Accumulated
                                      Common Stock             Other                                     Comprehensive
                              ---------------------------  Comprehensive   Accumulated    Deferred           Income
                                  Shares        Amount        Income         Deficit    Compensation         (Loss)         Total
                              -------------  ------------  ------------  ------------   --------------  --------------  -----------
BALANCE, September 30, 1998       6,688,300    $      100    $169,700     $(2,395,500)    $      --                     $(2,225,700)

    Net loss                             --            --          --        (672,800)           --       $  (672,800)     (672,800)

    Foreign currency
       translation adjustment            --            --     (68,500)             --            --           (68,500)      (68,500)

    Income tax effect                    --            --      23,300              --            --            23,300        23,300

       Total comprehensive                                                                                -----------
          loss                           --            --          --              --            --       $  (718,000)           --
                                                                                                          ===========

    Common stock issued           4,874,900     1,500,000          --              --            --                       1,500,000

    Forgiveness of related
       party debt                        --        44,100          --              --            --                          44,100

    Stock warrants awarded
       for compensation                  --       277,100          --              --            --                         277,100

    Stock warrants awarded for
       deferred compensation             --            --          --              --      (247,500)                       (247,500)

    Special distribution                 --            --          --        (142,400)           --                        (142,400)
                                 ----------    ----------    --------     -----------     ---------                     -----------

BALANCE, September 30, 1999      11,563,200     1,821,300     124,500      (3,210,700)     (247,500)                     (1,512,400)

    Net loss                             --            --          --      (6,100,400)           --       $(6,100,400)   (6,100,400)

    Foreign currency
       translation adjustment            --            --     (26,700)             --            --           (26,700)      (26,700)

    Income tax effect                    --            --       9,100              --            --             9,100         9,100
                                                                                                          -----------
       Total comprehensive loss          --            --          --              --            --       $(6,118,000)           --
                                                                                                          ===========

    Common stock issued             292,400     1,184,200          --              --            --                       1,184,200
    Stock warrants awarded for
       deferred compensation             --       748,700          --              --      (748,700)                             --

    Amortization of deferred
       compensation                      --            --          --              --       259,500                         259,500

    Acquisition of preferred
       shares of subsidiary              --       113,000          --              --            --                         113,000

    Allocation of proceeds from
       convertible debenture to
       detachable stock warrants,
       net of issue costs                --     1,196,400          --              --            --                       1,196,400

    Stock warrants awarded for
       issue costs                       --        54,300          --              --            --                          54,300

    Ascribed value of beneficial
       conversion feature                --     1,575,800          --              --            --                       1,575,800

    Conversion of debenture
       to common stock              199,700       177,600          --              --            --                         177,600
                                 ----------    ----------    --------     -----------     ---------                     -----------

BALANCE, September 30, 2000      12,055,300    $6,871,300    $106,900     $(9,311,100)    $(736,700)                    $(3,069,600)
                                 ==========    ==========    ========     ===========     =========                     ===========





See accompanying notes to these consolidated financial statements.             4
--------------------------------------------------------------------------------

                                         SMARTSOURCES.COM, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                         YEARS ENDED SEPTEMBER 30, 1999 AND 2000
--------------------------------------------------------------------------------


                           Increase (Decrease) in Cash

                                                             September 30,     September 30,
                                                                 1999              2000
                                                            ---------------  ----------------


CASH FROM OPERATING ACTIVITIES
    Net income (loss)                                          $ (672,800)      $(6,100,400)
Adjustments to reconcile net income (loss) to
  net cash from operating activities
    Depreciation and amortization                                 272,500           548,200
    Impairment loss on software rights                                 --           725,200
    Loss on disposal of assets                                     40,500                --
    Stock-based compensation                                       63,700           338,400
    Realized gains on sale of investments                         (10,400)               --
    Deferred income taxes                                        (784,200)               --
    Noncash interest and financing costs                               --         1,947,800
Changes in operating assets and liabilities
    Trade accounts receivable                                     229,400          (211,200)
    Other assets                                                  (39,000)           (8,800)
    Accounts payable and other current liabilities                (63,700)          164,700
    Income taxes payable/refundable                                65,500           105,800
                                                               ----------       -----------
           Net cash flows from operating activities              (898,500)       (2,490,300)
                                                               ----------       -----------

CASH FROM INVESTING ACTIVITIES
    Purchase of property and equipment                           (139,500)         (101,700)
    Proceeds from sale of software rights                          86,900                --
    Purchase of software rights                                        --           (90,200)
    Proceeds from disposal of assets                                   --            12,000
                                                               ----------       -----------
           Net cash flows from investing activities               (52,600)         (179,900)
                                                               ----------       -----------

CASH FROM FINANCING ACTIVITIES
    Repayment of note payable, net                                (53,600)               --
    Principal repayments of long-term debt                        (64,800)          (86,800)
    Repayment of advances from stockholder                       (102,000)          (24,600)
    Proceeds from issuance of convertible
        debenture and stock warrants                                   --         4,552,000
    Proceeds from issuance of common stock                      1,500,000         1,184,200
    Dividends                                                    (142,400)               --
                                                               ----------       -----------
           Net cash flows from financing activities             1,137,200         5,624,800
                                                               ----------       -----------

EFFECT OF CHANGES IN EXCHANGE RATES                               (23,600)          (16,700)
                                                               ----------       -----------

NET CHANGE IN CASH                                                162,500         2,937,900

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                        1,700           164,200
                                                               ----------       -----------

CASH AND CASH EQUIVALENTS, END OF YEAR                         $  164,200       $ 3,102,100
                                                               ==========       ===========

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION
       Interest paid                                           $   50,300       $    51,000
                                                               ==========       ===========
       Income taxes paid (refunds received)                    $   32,300       $   (95,500)
                                                               ==========       ===========


See Note 10 for supplemental disclosure of non-cash investing and financing transactions.



See accompanying notes to these consolidated financial statements.             5
--------------------------------------------------------------------------------

                                         SMARTSOURCES.COM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                     SEPTEMBER 30, 1999 AND 2000
--------------------------------------------------------------------------------

NOTE 1 - ORGANIZATION, REVERSE ACQUISITION, AND OPERATIONS

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

        Technologies is a British Columbia corporation organized in 1990. Operations are located in Vancouver, British Columbia where it engages in developing and marketing Internet-based content-management technology known as kServer(TM). Although Technologies currently focuses on this new product, historically, Technologies efforts were concentrated on its trade compliance technology know as ORIGIN(TM).

        Intelli Trade is a British Columbia corporation organized in 1994. Operations are located in Toronto, Ontario, where it provides international trade consulting services.

        Infer Technologies is a Delaware corporation organized in 1999 to exploit the Company's content-management technology. It operated for a time in Silicon Valley but is currently inactive.

        Origin Software is a British Columbia corporation organized in September 1998 to hold the rights to certain software products (Note 3).

        BASIS OF PRESENTATION - The accompanying financial statements are presented in accordance with U.S. generally accepted accounting principles.

                                                                               6
--------------------------------------------------------------------------------

                                         SMARTSOURCES.COM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                     SEPTEMBER 30, 1999 AND 2000
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        PRINCIPLES OF CONSOLIDATION AND MINORITY INTEREST - The consolidated financial statements of SmartSources.com, Inc. and Subsidiaries include the accounts of its direct and indirect wholly-owned subsidiaries: Nifco Investments, Inc.; SmartSources.com Technologies, Inc.; Intelli Trade, Inc.; Infer Technologies, Inc.; and Origin Software Corporation. All material intercompany accounts and transactions have been eliminated in consolidation.

        Minority interest represents the preferred stockholders' proportionate share of the equity of Origin Software Corporation. The Company owns all issued and outstanding common stock of these subsidiaries, which represents 100% of voting rights.

        USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Examples of estimates subject to possible revision based upon the outcome of future events include amortization and valuation of capitalized software costs and purchased software rights, depreciation of property and equipment, and income tax liabilities. Actual results could differ from those estimates.

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

        SOFTWARE DEVELOPMENT COSTS AND PURCHASED SOFTWARE RIGHTS - Costs incurred prior to establishing the technological feasibility of software products are charged to research and development expense. Research and development expense incurred during fiscal 1999 and 2000 was $374,700 and $986,000, respectively. Costs incurred once technological feasibility has been established, but prior to release of product to customers, are capitalized and amortized on a product-by-product basis. Annual amortization is the greater of the amount computed using (a) the ratio that current gross revenues for a product bear to total current and estimated future revenues or (b) the straight-line method over the remaining estimated economic life of the product. Management periodically compares unamortized costs to net realizable value and writes off any excess.

        It is reasonably possible that estimates of future gross revenues, the remaining economic useful life of the products, or both will be significantly revised. As a result, the carrying amount of the capitalized software costs and purchased software rights may be reduced materially in the near term.


                                                                               7
--------------------------------------------------------------------------------

                                         SMARTSOURCES.COM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                     SEPTEMBER 30, 1999 AND 2000
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

        The cost of acquiring the rights to technology that is sold to others is capitalized and amortized over four years.

        PROPERTY AND EQUIPMENT - Property and equipment is recorded at cost. Depreciation is computed using straight-line and accelerated methods over estimated useful lives of the assets. Estimated useful lives by major asset category are as follows: Buildings and improvements - 20 years, computer equipment and software - four to ten years, furniture and fixtures - five years.

        INTANGIBLE ASSETS - Costs of perfecting and protecting patents and trademarks are capitalized and amortized using the straight-line method over 20 years. Amortization expense for 1999 and 2000 were $1,400 and $1,900, respectively.

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

        FINANCING COSTS - Direct costs associated with obtaining equity financing are charged to common stock as the related funds are raised. Direct costs associated with obtaining debt financing are recorded as a debt discount and amortized over the term of the debt using the effective interest method.

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

        EARNINGS PER SHARE - Basic earnings per share amounts are computed based on the weighted average number of shares outstanding during the period after giving retroactive effect to stock dividends, stock splits and mergers accounted for as poolings of interests. Diluted earnings per share are computed by determining the number of additional shares that are deemed outstanding due to stock options and other potentially dilutive share equivalents using the treasury stock method.

        SEGMENT INFORMATION - The Company reports segment information in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires that reportable segments be designated using a management approach, which relies on the internal organization used by management for making operating decisions and assessing performance. SFAS No. 131 also requires certain disclosures about products and services, geographic areas, and major customers.

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

        In December 1999, the Securities and Exchange Commission ("SEC") released Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition In Financial Statements. SAB 101 establishes guidelines in applying generally accepted accounting principles to the recognition of revenue in financial statements based on the following four criteria:
        (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller's price to the buyer is fixed or determinable, and (4) collectibility is reasonably assured. SAB 101, as amended by SAB 101A, is effective no later than the first fiscal quarter of fiscal years beginning after December 15, 1999. Accordingly, the Company will adopt the new guidance in the first quarter of fiscal 2001. The Company does not believe that the adoption of SAB 101 will have a material effect on its financial position or result of operations.

                                                                               8
--------------------------------------------------------------------------------

                                         SMARTSOURCES.COM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                     SEPTEMBER 30, 1999 AND 2000
--------------------------------------------------------------------------------

NOTE 3 - CAPITALIZED SOFTWARE COSTS AND PURCHASED SOFTWARE RIGHTS

        Information related to capitalized software costs and purchased software rights is as follows:

                                                            Capitalized    Purchased
                                                              Software      Software
                                                               Costs         Rights      Totals
                                                            -----------   ----------   ----------

        Balance, September 30, 1998                          $ 111,400     $       --   $  111,400
          Costs capitalized                                         --      1,614,600    1,614,600
          Amortization expense                                 (82,400)       (98,600)    (181,000)
          Effect of changes in foreign currency
              exchange rates                                     2,100          3,400        5,500
                                                             ---------     ----------   ----------
        Balance, September 30, 1999                             31,100      1,519,400    1,550,500
          Costs capitalized                                         --         91,700       91,700
          Amortization expense                                 (30,900)      (418,700)    (449,600)
          Write-down of impaired assets                             --       (725,200)    (725,200)
          Disposal                                                  --        (10,000)     (10,000)
          Effect of changes in foreign currency
              exchange rates                                      (200)           500          300
                                                             ---------     ----------   ----------
        Balance, September 30, 2000                          $      --     $  457,700   $  457,700
                                                             =========     ==========   ==========

        Cost                                                 $ 257,500     $  984,200   $1,241,700
        Less accumulated amortization                         (257,500)      (526,500)    (784,000)
                                                             ---------     ----------   ----------
                                                             $      --     $  457,700   $  457,700
                                                             =========     ==========   ==========

        REPURCHASE AND IMPAIRMENT OF SOFTWARE RIGHTS

        In 1995 and 1996, the Company's subsidiary, Technologies, sold the rights to its primary software product, ORIGIN, to Columbia Diversified Software Fund Limited Partnership (Columbia) for $2,432,000 of cash and $7,774,400 of notes receivable. Under Canadian tax law, Columbia was immediately able to write off the entire cost of the software and pass the benefit on to its limited partners.

        Due to uncertainties surrounding collection, Technologies did not recognize the $7,774,400 notes receivable. Further, because of contingent issues related to Revenue Canada's reviewing the value of the software and the related tax deductions claimed by Columbia and its investors, recognition of revenue for the $2,432,000 of cash received by Technologies was deferred.

        Under a May 1999 agreement, the rights to Origin Software sold by Technologies to Columbia were reacquired by one of the Company's subsidiaries, Origin Software Corporation. The end result of this transaction was that

        (a) a subsidiary of the Company, Origin Software Corporation, owns the rights to the software

        (b) 5,000,000 shares of Origin Software Corporation's class B preferred shares are held by Columbia (Note 8) and,

        (c) Origin Software now owes SmartSources.com, Inc., the parent company, $7,774,400.

        In addition, this transaction was effected through the issuance in May 1999 of 11,670,400 shares of Origin Software Corporation's Class A preferred stock, which were exchanged for a $7,774,400 note payable to Columbia. This note payable was exchanged for the $7,774,400 in notes receivable held by Technologies.


                                                                               9
--------------------------------------------------------------------------------

                                         SMARTSOURCES.COM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                     SEPTEMBER 30, 1999 AND 2000
--------------------------------------------------------------------------------

NOTE 3 - CAPITALIZED SOFTWARE COSTS AND PURCHASED SOFTWARE RIGHTS (Continued)

        The May 1999 agreement also includes a mutual release designed to insulate the Company and Columbia against claims arising against either party.

        The reacquisition of the software rights in 1999 were accounted for using the $3.4 million value of the Company's common shares that may ultimately be issued to Columbia upon conversion of the Class B preferred shares. This amount was reduced by $2.5 million of deferred gain, net of $.7 million of associated deferred tax assets. Because Technologies did not recognize the $7,774,400 note receivable taken as consideration when the software rights were sold to Columbia in 1995 and 1996, no value was assigned to the Class A shares issued to ultimately settle this note. The rights are being amortized over four years.

        During 2000, the repurchased software rights were deemed to be impaired and were written down to fair value. Fair value was determined based on the present value of the estimated future cash inflows from the software using a 9.5% discount rate. The carrying amount of the asset exceeded fair value by $725,200. An impairment loss of that amount has been charged to loss from operations in the fourth quarter of 2000. The loss was incurred in the international trade division of the Company's software sales and development segment.

NOTE 4 - PROPERTY AND EQUIPMENT

        Property and equipment consist of the following:

                                                                        2000
                                                                     ----------

        Land                                                         $  213,600
        Buildings and improvements                                      412,800
        Computer equipment and software                                 380,600
        Furniture and fixtures                                          185,000
                                                                     ----------
                                                                      1,192,000
        Less accumulated depreciation                                  (324,400)
                                                                     ----------
                                                                     $  867,600
                                                                     ==========


        Depreciation expense in 1999 and 2000 was $90,100 and $96,800, respectively.

        Included in property and equipment is $121,800 of equipment acquired during fiscal 2000 under capital lease agreements. Accumulated and current amortization of the leased equipment is $16,200 as of and for the period ended September 30, 2000.

                                                                              10
--------------------------------------------------------------------------------

                                         SMARTSOURCES.COM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                     SEPTEMBER 30, 1999 AND 2000
--------------------------------------------------------------------------------

NOTE 5 - LONG-TERM DEBT

        LONG-TERM DEBT

        Long-term debt consists of the following:

                                                                                            2000
                                                                                         ----------
        Unsecured convertible debenture, interest at 7% payable at maturity or upon conversion or redemption, due February 2005, see further
        description below, and subsequent events footnote (Note 16).                     $3,297,800

        Mortgages payable to two Canadian finance companies in aggregate monthly installments of $2,200, including interest at rates of 7% and 9%, collateralized by real estate of Technologies and guaranteed by
        the majority stockholder, due January 2001 and June 2002.                           270,400

        Mortgage payable to a Canadian bank in monthly installments of $1,700 including interest at 8.75%, collateralized by real estate of
        Technologies and assignment of rents, guaranteed by the majority
        stockholder, due in 2002.                                                           149,900

        Capital lease obligations payable in aggregate monthly installments of
        $3,882, including imputed interest at rates ranging from 9.7% to 11.9%, due at dates from October 2002 to March 2003, collateralized
        by the leased equipment.                                                             93,100
                                                                                         ----------

        Total debt                                                                        3,811,200
        Less current portion                                                             (1,259,100)
                                                                                         ----------
        Long-term portion                                                                $2,551,800
                                                                                         ==========

        Long-term debt matures as follows:

                         Year Ending
                        September 30,
                        -------------
                            2001                                 $1,259,100
                            2002                                    344,500
                            2003                                     11,600
                            2004                                         --
                            2005                                         --
                         Thereafter                               2,196,000
                                                                 ----------
                                                                 $3,811,200
                                                                 ==========


        PRIVATE PLACEMENT OF CONVERTIBLE DEBENTURE AND STOCK PURCHASE WARRANTS

        On February 24, 2000, the Company issued a convertible debenture and detachable stock purchase warrants for gross proceeds of $5 million. The debenture matured in February 2005 and bore interest at 7%, which was payable upon maturity, or upon conversion or redemption. The detachable warrants entitled holder to purchase 330,000 shares of the Company's common stock over a five-year term at an exercise price of $11.10 per share.

        In connection with issuing the debenture and warrants, the Company paid $325,000 of placement fees, $93,000 of legal costs, and $30,000 to the holder of the debenture for reimbursement of a portion of their legal costs. The Company also issued 25,000 stock warrants valued at $54,300 in lieu of placement fees. The term of the 25,000 warrants was two years.



                                                                              11
--------------------------------------------------------------------------------

                                         SMARTSOURCES.COM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                     SEPTEMBER 30, 1999 AND 2000
--------------------------------------------------------------------------------

NOTE 5 - LONG-TERM DEBT (Continued)

        The debenture was convertible in whole or in part into common stock any time before maturity at a conversion price that floated with the market price of the stock, not to exceed a fixed conversion price of $9.71. For each share of common stock issued upon conversion, the holder of the debenture had the option to purchase one additional share at the fixed conversion price of $9.71.

        The number of shares issued upon conversion of the debenture and exercise of the additional investment option were limited in that the total number of shares beneficially owned by the holder of the debenture and its affiliates may not exceed 4.9% of outstanding common shares. Any issuance of shares in excess of this limitation must have been approved by a majority of the Company's common stockholders.

        After August 24, 2000, if the debenture was submitted for conversion and the conversion price was below $9.71, the Company had the right to redeem the debenture for cash at an amount equal to the value of the converted shares.

        Concurrent with placing the debenture, the Company entered into a Registration Rights Agreement (the Registration Agreement) with the holder of the debenture. Pursuant to the Registration Agreement, the Company filed a registration statement with the Securities and Exchange Commission to register 4.9 million shares of common stock that may have been acquired upon conversion of the debenture and exercise of the detachable warrants and additional investment options.

        In the event that certain circumstances pertained, including without limitation the following, the conversion price would have been adjusted downward (Note 16):

        1. The Company's common stock was not listed on the American Stock Exchange or the NASDAQ Small Cap Market by October 24, 2000 or on the NASDAQ National Market by February 24, 2001.

        2. The Company was in default of the requirements of the Registration Agreement.

        In the event the Company failed to comply with certain terms of the debenture, the holder may have elected for the debenture to be redeemed for cash at an amount equal to 120% of the conversion price that would otherwise apply, plus interest and default payments. If the rules of the National Association of Securities Dealers (NASD) applied, in the event the number of shares to be issued upon conversion exceeded 20% of shares outstanding at the time the debenture was issued, the Company must have obtained stockholder approval to issue shares in excess of this limit. If stockholder approval was not obtained, the amount of the debenture underlying the shares in excess of the 20% limit would have become redeemable for cash.

        A total of $1,330,000 of the $5,000,000 gross proceeds from the placement was allocated to the detachable stock warrants, based upon the relative fair value of the warrants and the debenture. The value ascribed to the warrants was recorded as a debt discount and an increase in common stock. The discount was being amortized over the five-year term of the debenture using the effective interest method. At September 30, 2000 the balance of the discount was $1,140,000.

        Total issue costs, including the fair value of stock warrants issued in lieu of finder's fees, were $502,300, of which $368,700 was allocated to the debenture and $133,600 was allocated to the detachable warrants. The portion of the issue costs attributed to the debenture was recorded as a debt discount and was being amortized over the five-year term of the debenture using the effective interest method. The balance of the discount at September 30, 2000 was $312,200. The portion of the issue costs attributed to the warrants was recorded as a reduction of the gross proceeds allocated to the warrants.


                                                                              12
--------------------------------------------------------------------------------

                                         SMARTSOURCES.COM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                     SEPTEMBER 30, 1999 AND 2000
--------------------------------------------------------------------------------

NOTE 5 - LONG-TERM DEBT (Continued)

        At the February 24, 2000 issue date, the fair value of common shares issuable upon conversion exceeded the gross proceeds received from issuance of the debentures by over $2 million. Because the total number of shares that may be beneficially owned by the holder of the debenture and its affiliates may not have exceeded 4.9% of outstanding common shares, the total amount of the debenture could not have been converted at that date. Accordingly, only $1,575,800 of the total $2 million excess was ascribed to this beneficial conversion feature. This amount was reported as an increase in common stock and, because the debenture could be immediately converted, as a charge to interest expense.

        On July 12, 2000, the holder elected to convert $250,000 of the debenture plus accrued interest into common stock. As a result of the conversion, $170,800 of the carrying amount of the debenture and $6,800 of accrued interest was reclassified to common stock, and the Company issued 199,700 common shares (Notes 11 and 16).

        As described in Note 16, the Company received a mandatory redemption notice from the holder of the convertible debenture, based upon claims of default of the obligation. The Company and the holder negotiated a new redemption and exchange agreement (New Agreement) to resolve the claims created in the mandatory redemption notice. Under the terms of the New Agreement the warrants for 330,000 shares referred to earlier in this footnote, and the convertible debenture together with the rights thereon were cancelled in exchange for new consideration paid by the Company, consisting of $1,300,000 in cash and a promissory note in the face amount of $2,860,000. The note provides for interest at 11% per annum, compounded annually and calls for minimum monthly payments of $20,000 beginning January 2002 through maturity. It is understood that such payments may not be sufficient to pay all accrued interest. The amount of long-term debt, associated with this obligation reported as currently due in the accompanying balance sheet is based upon the New Agreement entered into on January 12, 2001.

NOTE 6 - INCOME TAXES

        The benefit from (provision for) income taxes consists of the following:

                                                        1999        2000
                                                      --------    --------
        Current benefit (expense)
          U.S.                                        $     --    $        --
          Canadian                                     (90,800)       (10,200)
        Deferred benefit (expense)
          U.S.                                          90,200        406,300
          Canadian                                     784,200        824,000
        Change in valuation allowance                  (90,200)    (1,230,300)
                                                      --------    -----------
                                                      $693,400    $   (10,200)
                                                      ========    ===========

        Net income (loss) before income taxes consists of the following:

                                                          1999          2000
                                                      -----------   -----------

        U.S. operations                               $  (294,800)  $(2,769,900)
        Canadian operations                            (1,071,400)   (3,320,300)
                                                      -----------   -----------
                                                      $(1,366,200)  $(6,090,200)
                                                      ===========   ===========

        The total tax provision differs from the amount computed using the U.S. federal statutory income tax rate as follows:

                                                           1999         2000
                                                        ---------   -----------
        Income tax benefit at 34% statutory rate        $ 464,500   $ 2,070,700
        Nondeductible expenses                            (10,000)     (535,500)
        Net losses of foreign subsidiaries               (364,300)   (1,128,900)
        Benefit of foreign tax settlement                 778,000            --
        Excess tax payable in foreign jurisdictions       (84,600)      813,800
        Change in valuation allowance                     (90,200)    1,230,300
                                                        ---------   -----------
                                                        $ 693,400   $   (10,200)
                                                        =========   ===========

                                                                              13
--------------------------------------------------------------------------------

                                         SMARTSOURCES.COM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                     SEPTEMBER 30, 1999 AND 2000
--------------------------------------------------------------------------------

NOTE 6 - INCOME TAXES (Continued)

        The benefit of foreign tax settlement for 1999 reflects the effects of the settlement described in Note 12. Under the settlement, the Company's income tax liability associated with the purchase and sale for certain software rights described in Notes 3 and 5 is limited to the cash portion of those transactions. The benefit received represents an adjustment to previously recorded deferred income tax liabilities associated with those transactions.

        Tax effects of temporary differences that give rise to deferred tax assets (liabilities) are as follows:


                                                                 2000
                                                              -----------

        Assets
          Net operating loss carryforwards                    $ 1,473,900
          Research and development costs                          128,100
          Other                                                   126,600
                                                              -----------
                                                                1,728,600
                                                              -----------
        Liabilities
          Depreciation                                            (67,300)
          Other                                                    (5,800)
          Foreign currency translation adjustment                 (72,500)
                                                              -----------
                                                                 (145,600)
                                                              -----------
          Valuation allowance                                  (1,655,500)
                                                              -----------
          Net deferred tax liability                          $   (72,500)
                                                              ===========


        The Company believes uncertainty exists surrounding realization of certain deferred tax assets. Accordingly, it has recorded a $1,655,500 valuation allowance to reduce deferred tax assets to an amount that will more likely than not be realized.

        For tax purposes the Company has unused U.S. and Canadian net operating losses available for carryforward of $1,425,500 and $2,760,600, respectively. The U.S. losses begin to expire in 2019, and the Canadian losses begin to expire in 2006.

        Under existing laws, undistributed earnings of foreign subsidiaries are not subject to U.S. tax until distributed as dividends. Currently, the Company's foreign subsidiaries have no undistributed earnings. In the event such earnings exist, they would be considered indefinitely reinvested, and the Company would provide no deferred income taxes on such amounts.

NOTE 7 - EARNINGS PER SHARE

        The numerators and denominators of basic and diluted earnings per share are as follows:

                                                                              1999           2000
                                                                          -----------    -----------
        Numerator - Net income (loss) as reported                         $  (672,800)   $(6,100,400)
                                                                          ===========    ===========

        Denominator - Weighted average number of shares outstanding        10,084,200     11,842,400
        Effect of dilutive securities                                              --             --
                                                                          -----------    -----------
           Diluted weighted average number of shares outstanding           10,084,200     11,842,400
                                                                          ===========    ===========

        Basic earnings (loss) per share                                     $(0.07)        $(0.52)
                                                                            ======         ======

        Diluted earnings (loss) per share                                   $(0.07)        $(0.52)
                                                                            ======         ======


                                                                              14
--------------------------------------------------------------------------------

                                         SMARTSOURCES.COM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                     SEPTEMBER 30, 1999 AND 2000
--------------------------------------------------------------------------------

NOTE 7 - EARNINGS PER SHARE (Continued)

        As described in Note 5, during 2000, the Company issued a convertible debenture with detachable stock warrants and other investment options. The number of shares issuable upon conversion of the debenture and exercise of the warrants and other investment options varies because the conversion price floats with the market price of the stock, subject to a fixed-priced ceiling. At September 30, 2000, the number of shares potentially issuable under the terms of these instruments is estimated to be in excess of 18 million shares. This agreement was terminated on January 12, 2001. As described in Note 9, during 1999 and 2000, the Company granted stock options and warrants, net of forfeitures, to purchase up to 2,069,000 and 966,000 shares, respectively. In 1999 its subsidiaries issued preferred shares with exchange rights for up to 5,011,400 common shares. None of these shares were included in computing diluted earnings per share because their effects were antidilutive. See
        Note 16 for subsequent events.

NOTE 8 - MINORITY INTEREST

        Minority interest represents the preferred stockholders' proportionate share of equity of Origin Software Corporation and Infer Technologies, Inc. as follows:

                                                                       1999        2000
                                                                    ----------  ----------
        Class A preferred stock (Origin Software Corporation)       $       --  $       --
        Class B redeemable, exchangeable  preferred stock
           (Origin Software Corporation)                             3,407,000   3,407,000
        Class A convertible, exchangeable preferred stock
           (Infer Technologies, Inc.)                                   34,100          --
                                                                    ----------  ----------
                                                                    $3,441,100  $3,407,000
                                                                    ==========  ==========

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


                                                                              15
--------------------------------------------------------------------------------

                                         SMARTSOURCES.COM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                     SEPTEMBER 30, 1999 AND 2000
--------------------------------------------------------------------------------

NOTE 8 - MINORITY INTEREST (Continued)

        Effective January 26, 2000, Columbia notified the Company that it wished to exercise its exchange rights, and on January 27, 2000 the Company accepted the notice. The exchange ratio was based on a $7.60 share price of the Company's common stock, and on February 15, 2000 the Company issued 457,400 shares of common stock in the name of Columbia to be exchanged for the 5 million Class B preferred shares of Origin Software Corporation. However, as of November 17, 2000 Columbia had not yet tendered the Class B shares to the Company, and the Company had not delivered the 457,400 shares of common stock. Pursuant to the Agreement, only 20% or 91,480 shares of common stock would be delivered directly to Columbia. The remaining 80% or 365,920 shares would be held in trust and released ratably to Columbia over the following four years. The Company and Columbia have not yet entered into a definitive escrow agreement for the shares that would be held in trust.

        Columbia is contending that the Company has not performed in accordance with the Agreement, because the shares of common stock issued in Columbia's name are currently restricted from resale pursuant to applicable securities laws. Based on its contention, Columbia has indicated that it is withdrawing its notice of exchange and has requested that the Company amend the Agreement. Management believes the possibility exists that the Company may negotiate an amendment to the Agreement and ultimately issue additional shares to Columbia, though at present, management is unable to determine what the terms of such an amendment might entail or estimate how many additional shares may be issued.

        Management has assessed the status of the pending exchange and Columbia's contentions and believes that uncertainty exists about the ultimate outcome of this matter. Accordingly, the $3,407,000 carrying amount of the Class B preferred stock of Origin software continues to be presented as minority interest.

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

        Concurrent with authorization of the preferred stock, Infer Technologies entered into a subscription agreement to sell to an employee all Class A shares for $0.01 per share. The subscription rights accrued ratably over 24 months at 312.5 shares per month. As the rights accrued, the Company recognized stock-based compensation using the intrinsic value method, based on the difference between the $0.01 sales price and the market value of the 18 shares of common stock of the Company for which each preferred share could be exchanged. During 1999 and 2000, respectively, the Company recognized $34,100 and $78,900 of stock-based compensation related to this arrangement.

        Effective January 1, 2000, the Company and the employee canceled the agreement and the Company acquired all outstanding Class A preferred shares for nominal value and granted the employee 150,000 stock options with an exercise price that approximated fair value of the Company's stock on the grant date. As a result of the cancellation of the agreement and acquisition of the preferred shares, minority interest decreased by $113,000 and common stock increased by the same amount. No gain or loss was recognized as a result of the Company acquiring the subsidiary's preferred shares.


                                                                              16
--------------------------------------------------------------------------------

                                         SMARTSOURCES.COM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                     SEPTEMBER 30, 1999 AND 2000
--------------------------------------------------------------------------------

NOTE 9 - CAPITAL STOCK

        COMMON STOCK

        The Company has a single class of no par value common stock. Authorized shares total 50 million. The capital structure presented in the accompanying financial statements reflects the capital structure of the Company subsequent to a one for 75 stock split authorized on October 15, 1998 and the six million shares issued in connection with the acquisition discussed in Note 1. Prior to completion of the acquisition in the first quarter of fiscal 1999, Nifco Investments, Inc. paid $142,400 of special distribution to its majority stockholder. The dividends paid in 1999 were based on equity as reported under accounting principles generally acceptable in Canada, which differs substantially from equity as reported under U.S. generally accepted accounting principles.

        During fiscal 1999, the Company issued or was committed to issue 4,874,900 shares for total proceeds of $1.5 million. During fiscal 2000, the Company issued 492,100 shares for total proceeds of $1,184,200.

        At September 30, 2000, a total of 5,000,000 common shares are reserved to honor the exchange rights of holders of the Class B preferred shares of Origin Software, though the number of shares that will ultimately be issued to honor such rights may be significantly less than the total shares reserved. Another 3,035,000 common shares are reserved to honor outstanding stock options and warrants. A large number of shares is reserved to honor the rights of the holder of the convertible debenture, detachable stock warrants and other investment options described in Note
        5. The exact number of shares issuable in connection with these rights is indeterminate, as the conversion price fluctuates with the market price of the stock, subject to a fixed-price ceiling. At September 30, 2000, the total number of shares issuable upon exercise of these rights is estimated to exceed 18 million shares (see Note 16).

        STOCK OPTION INCENTIVE COMPENSATION PLAN

        Effective June 21, 1999, the Company adopted the 1999 Stock Incentive Compensation Plan (the Plan). Under the Plan, the Company may make grants of incentive stock options, nonqualified stock options, and stock awards to employees, officers, directors and consultants of the Company and its subsidiaries for an amount of common shares not to exceed four million shares. The exercise price of incentive stock options and nonqualified stock options can be no less than the fair value of the Company's common stock on the date of grant. The maximum term of options is ten years; and, unless otherwise modified by the Plan administrator, they vest over four years. Certain options granted to senior management during 1999 vest over two years.

        A summary of Plan activity is as follows:


                                                            1999                          2000
                                                   ------------------------    --------------------------
                                                                  Weighted-                     Weighted-
                                                                   Average                       Average
                                                     Number       Exercise        Number        Exercise
                                                   Of Options      Price        Of Options       Price
                                                   ----------     ----------   -----------      ----------

        Options outstanding, beginning of year           --        $  --          919,000        $5.50
           Granted                                  929,000         5.50        1,705,000         5.54
           Exercised                                     --           --               --           --
           Forfeited                                (10,000)        5.50       (1,239,000)        6.22
                                                    -------        -----       ----------        -----
        Options outstanding, end of year            919,000        $5.50        1,385,000        $5.02
                                                    =======        =====       ==========        =====


                                                                              17
--------------------------------------------------------------------------------

                                         SMARTSOURCES.COM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                     SEPTEMBER 30, 1999 AND 2000
--------------------------------------------------------------------------------

NOTE 9 - CAPITAL STOCK (Continued)

        A summary of stock options outstanding at September 30, 2000 is as follows:


                                            Options Outstanding                         Options Exercisable
                               ----------------------------------------------      ----------------------------
                                                 Weighted-
                                                  Average          Weighted-                          Weighted-
            Range of                             Remaining          Average                            Average
            Exercise             Number         Contractual        Exercise           Number          Exercise
             Prices            Outstanding         Life              Price          Exercisable         Price
       ----------------        -----------     ------------        ----------       -----------       ----------
       $ 2.00 to $10.25         1,385,000         4 years           $  5.02            100,000           $5.00

        The Company applies the provision of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for its stock-based awards. Accordingly, costs for options awarded to employees and non-employee directors elected by stockholders is measured as the excess, if any, of the fair value of the Company's common stock at the measurement date over the amount the holder must pay to acquire the stock. No compensation expense was recognized for grants of awards under the Plan in 1999 and 2000.

        SFAS No. 123, Accounting for Stock-Based Compensation, requires disclosure of the pro forma effect of applying the fair value method of accounting for stock options. For disclosure purposes, the Company uses the Black-Scholes option-pricing model to compute estimated fair value, based on the following assumptions:

                                                            1999          2000
                                                          ---------    ---------
        Risk-free interest rate                              6.0%         6.0%
        Dividend yield rate                                   --%          --%
        Price volatility                                    27.7%       211.4%
        Weighted average expected life of options         4.5 years    4.7 years

        Had compensation cost been determined using the fair value method, pro forma net loss and earnings (loss) per share amounts would be as follows:

                                                                1999          2000
                                                              --------    -----------
        Pro forma net loss                                    $703,600    $(6,189,900)
                                                              ========    ===========
        PRO FORMA BASIC EARNINGS (LOSS) PER SHARE               $(0.07)        $(0.52)
                                                                ======         ======
        PRO FORMA DILUTED EARNINGS (LOSS) PER SHARE             $(0.07)        $(0.52)
                                                                ======         ======

        OTHER STOCK-BASED COMPENSATION - 1999

        During 1999, the Company granted stock purchase warrants to two non-employees that allow holders to purchase a total of 1,150,000 shares of common stock. The warrants were granted in connection with the Company's entering into a sales representation agreement and a consulting agreement that provides for assistance with mergers and acquisitions, capital structuring, and placement of new debt and equity issues. Information about the options and warrants is as follows:

                  Number of            Exercise
                  Warrants              Prices             Term
                 ----------         --------------        -------
                  1,000,000          $4.00 - $6.00        3 years
                    150,000              $5.00            1 year

                                                                              18
--------------------------------------------------------------------------------

                                         SMARTSOURCES.COM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                     SEPTEMBER 30, 1999 AND 2000
--------------------------------------------------------------------------------

NOTE 9 - CAPITAL STOCK (Continued)

        As required by SFAS No. 123 and related interpretations, the Company has applied the fair value method to account for issuance of the warrants. The Company used the Black-Scholes option-pricing model to compute estimated fair value of the warrants, based on the following assumptions:

        Risk-free interest rate                                             6.0%
        Dividend yield rate                                                  --%
        Price volatility                                                   27.7%
        Average expected life of warrants                              1.3 years

        Total compensation cost computed for the warrants is $524,600. The cost is being recognized ratably over periods ranging from one to three years. Cost recognized in 1999 for stock-based compensation to non-employees was $277,100.

        OTHER STOCK-BASED COMPENSATION - 2000

        During 2000, the Company granted stock options and stock purchase warrants to three non-employees that allow holders to purchase a total of 500,000 shares of common stock. The options and warrants were granted in connection with the Company's entering into agreements that provide for assistance with investor relations. Information about the options and warrants is as follows:


                         Number of            Exercise
                    Options/Warrants           Prices             Term
                    ----------------        -------------        -------
                          100,000               $5.50            2 years
                          200,000           $5.25 - $8.00        3 years
                          200,000               $6.00            5 years

        As required by SFAS No. 123 and related interpretations, the Company has applied the fair value method to account for issuance of the options and warrants. The Company used the Black-Scholes option-pricing model to compute estimated fair value of the options and warrants, based on the following assumptions:

        Risk-free interest rate                                             6.0%
        Dividend yield rate                                                  --%
        Price volatility                                           33.7% - 62.3%
        Average expected life of options/warrants                1.5 - 2.0 years

        Total compensation cost computed for the options and warrants is $748,700. The cost is being recognized ratably over periods ranging from two to three years. Cost recognized in 2000 for stock-based compensation to non-employees was $259,500.

NOTE 10 - NON-CASH TRANSACTIONS

        1999

        As described in Note 3, during 1999, the Company's subsidiary, Origin Software Corporation, issued five million shares of Class B preferred stock valued at $3,407,000 to repurchase certain software rights. The capitalized cost of the software rights was reduced by $2,540,900 of deferred revenue related to the previous sale of the rights in 1995 and 1996, and increased by $748,500 of deferred income tax assets, net of a valuation allowance related to the deferred revenue.

        During 1999, the Company's majority stockholder forgave a $44,100 obligation for advances made and compensation accrued in prior years. The forgiveness was credited to common stock.


                                                                              19
--------------------------------------------------------------------------------

                                         SMARTSOURCES.COM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                     SEPTEMBER 30, 1999 AND 2000
--------------------------------------------------------------------------------

NOTE 10 - NON-CASH TRANSACTIONS (Continued)

        2000

        During 2000, a credit of $1,575,800 was recognized in the statement of stockholders deficit along with a corresponding interest charge with the consolidated statement of operations for the estimated value of the beneficial conversion feature associated with the issuance of the convertible debenture (Note 5).

        On July 12, 2000, the holder of the convertible debenture described in
        Note 5 elected to convert a portion of the debenture. As a result of the conversion, $170,800 of long-term debt and $6,800 of accrued interest were reclassified as common stock, with 199,700 shares of common stock issued.

        During 2000, the Company acquired 1,600 shares of Class A preferred stock of its subsidiary, Infer Technologies, Inc., in connection with an employee compensation arrangement. As a result of the acquisition, $113,000 of minority interests was reclassified as common stock
        (Note 8).

        During 2000, the Company acquired $121,800 of equipment under capital lease agreements (Note 4).

NOTE 11 - COMMITMENTS AND CONTINGENCIES

        LIQUIDITY AND OPERATIONS

        The Company incurred operating losses and had negative cash flows from operations in 1999 and 2000. At September 30, 2000, it had a stockholders' deficit of $3,069,600. To date, operations have been funded primarily through the issuance of debt and equity securities, proceeds from which totaled $5.7 and $1.5 million in 2000 and 1999, respectively.

        As of September 30, 2000, the Company had $3,102,100 of cash and cash equivalents, which management estimates will be sufficient to allow it to meet its operating cash requirements through September 30, 2001. As described in Notes 5 and 16, on January 12, 2001 the Company entered into a new redemption and exchange agreement to reacquire certain common stock warrants and convertible debentures, along with related rights. Under the terms of the agreement, the Company will pay $1,300,000 in a single payment due immediately and then commence paying $20,000 per month beginning January 2002 through maturity on January 12, 2005. The Company has prepared an operating plan using forecasted sales and related operating expenses, derived from an analysis of its business plan and through discussions with its significant customers which management believes will enable the Company to effectively manage operating cash flows. However, delays in forecasted revenues or contracts not consummated because of factors outside the Company's control and unexpected or unplanned costs and expenses may require the Company to seek additional debt or equity financing prior to the end of fiscal 2001. The Company cannot guarantee that additional debt or equity financing, should the funds be required, will be available to the Company.

                                                                              20
--------------------------------------------------------------------------------

                                         SMARTSOURCES.COM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                     SEPTEMBER 30, 1999 AND 2000
--------------------------------------------------------------------------------

NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

        PENDING SHARE EXCHANGE

        As described in Note 8, the Company and its subsidiary, Origin Software Corporation, have entered into a Share Exchange Agreement (the Agreement) with Columbia Diversified Software Fund Limited Partnership (Columbia). During 2000, Columbia gave notice of its intention to exercise its exchange rights under the Agreement. However, as further described in Note 8, the exchange was not completed as contemplated, and Columbia subsequently contended that the Company had not complied with the terms of the Agreement, because the shares to be delivered to Columbia upon completion of the exchange were restricted from resale under applicable securities laws.

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

        OPERATING LEASES

        The Company obtains the use of certain office facilities and equipment under terms of operating lease agreements. Future minimum lease payments are as follows:

                         Year Ending
                        September 30,
                        -------------
                            2001                         $128,000
                            2002                           91,000
                            2003                           85,000
                            2004                           85,000
                            2005                           85,000
                                                         --------
                                                         $474,000
                                                         ========

        Intelli Trade leases its office under an annual renewable lease currently requiring monthly payments of $3,200. Total lease expense was $73,000 and $125,900 in 1999 and 2000, respectively.

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

        Subsequent to completion of the project, Technologies is obligated to pay a 3% royalty to the Organization based on sales of products whose development was funded under the Project Agreement. Total royalties to be paid are limited to the lesser of twice the amount of funding received or the amount of royalties accruing during the period September 1997 through March 2001. At September 30, 1999, no material revenues had been generated from the related products and no liability for royalties was accrued. At September 30, 2000, the Company had accrued $13,600 of royalties payable under the Project Agreement.


                                                                              21
--------------------------------------------------------------------------------

                                         SMARTSOURCES.COM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                     SEPTEMBER 30, 1999 AND 2000
--------------------------------------------------------------------------------

NOTE 12 - RELATED PARTIES

        The Company is affiliated through common ownership with the following entities:

        kTRAVEL SOLUTIONS INC. (kTRAVEL)

        kTravel is a British Columbia corporation owned by an officer of the Company. During 2000, the Company and kTravel entered into a distribution and support and maintenance agreement whereby kTravel receives 50% of deployment fees for certain customer contracts and receives additional fees for helping provide software support and maintenance to these customers. During 2000, a total of $81,600 of fees were incurred to kTravel. There were accounts payable due to kTravel of $8,718 at September 30, 2000.


        VISTA STRATEGIC MANAGEMENT, INC. (VISTA)

        Vista is an Ontario corporation partially owned by a Director of the Company. During 2000, Vista provided strategic marketing services to the Company and was paid a total of $79,400 in professional fees. There were accounts payable due to Vista of $19,538 at September 30, 2000.

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

        SYNERGY STRATEGY INC. (SYNERGY STRATEGY)

        Synergy Strategy is a British Columbia corporation organized to contract with a U.S. company to market financial information services technology in Mexico. It is currently inactive.

        Sales to affiliates in 1999 totaled $89,700. There were no sales to affiliates in 2000.

NOTE 13 - CREDIT RISK

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents, and accounts receivable. The Company places its temporary cash investments with major financial institutions. Balances may at times exceed federally insured limits. The Company extends credit to customers based on evaluation of customers' financial condition and credit history. Collateral is generally not required. Customers include Canadian and U.S. entities engaged in international trade and software development in North America. Three customers accounted for 37% of accounts receivable at September 30, 2000.

NOTE 14 - SEGMENT AND GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS

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


                                                                            1999
                                                      ------------------------------------------------------
                                                          Software Sales
                                                          and Development
                                                      ----------------------    International
                                                      International                 Trade
                                                          Trade       kServer     Consulting        Total
                                                      ------------   --------   --------------   -----------
        External revenues                             $  222,900     $119,200      $378,900      $   721,000
        Intersegment revenues                            134,500           --         6,200          140,700
        Interest expense                                  48,600          200         1,100           49,900
        Depreciation and amortization                    265,300          200         7,000          272,500
        Segment income (loss) before tax                (982,000)     (97,900)      (52,100)      (1,132,000)
        Income tax benefit (expense)                     693,400           --            --          693,400
        Segment income (loss)                           (288,600)     (97,900)      (52,100)        (438,600)
        Segment assets                                 2,593,500        6,300       132,200        2,732,000
        Expenditures for segment assets                  137,100        1,400         1,000          139,500
        Software rights acquired for stock             1,614,600           --            --        1,614,600


                                                                              22
--------------------------------------------------------------------------------

                                         SMARTSOURCES.COM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                     SEPTEMBER 30, 1999 AND 2000
--------------------------------------------------------------------------------

NOTE 14 - SEGMENT AND GEOGRAPHIC INFORMATION AND MAJOR CUSTOMERS (Continued)


                                                                            2000
                                                 ------------------------------------------------------------
                                                       Software Sales
                                                       and Development
                                                 ---------------------------    International
                                                 International                      Trade
                                                     Trade          kServer      Consulting          Total
                                                 -------------     ---------    -------------     -----------
        External revenues                         $   210,900      $ 687,900      $578,500        $ 1,477,300
        Intersegment revenues                              --             --            --                 --
        Interest expense                                   --          1,300         1,200              2,500
        Depreciation and amortization                 432,000         86,000         1,800            519,800
        Segment income (loss) before tax           (1,303,200)      (748,900)      147,500         (1,904,600)
        Income tax benefit (expense)                  (20,900)            --        10,700            (10,200)
        Segment income (loss)                      (1,324,100)      (748,900)      136,800         (1,914,800)
        Segment assets                                601,400        695,100       188,900          1,485,400
        Expenditures for segment assets                    --        211,800         7,000            218,800



                                                                                     1999            2000
                                                                                  -----------     -----------

        Total revenues for reportable segments                                    $   861,700     $ 1,477,300
        Less intersegment revenues                                                   (140,700)             --
                                                                                  -----------     -----------
           Consolidated total                                                     $   721,000     $ 1,477,300
                                                                                  ===========     ===========

        Total income (loss) before tax for reportable segments                    $(1,132,000)     (1,904,600)
        Corporate headquarters expenses                                              (234,200)     (4,185,600)
                                                                                  -----------     -----------
           Consolidated total                                                     $(1,366,200)    $(6,090,200)
                                                                                  ===========     ===========

        Total assets for reportable segments                                                      $ 1,485,400
        Corporate headquarters assets                                                               3,550,100
        Elimination of intersegment receivables                                                      (127,600)
                                                                                                  -----------
           Consolidated total                                                                     $ 4,907,900
                                                                                                  ===========

        GEOGRAPHIC INFORMATION

        Following is a summary of revenues and long-lived assets related to the respective countries in which the Company operates. Revenues are attributed to countries based on location of customers.

                                             1999               2000
                                          --------     ------------------------
                                                                     Long-Lived
                                          Revenues      Revenues       Assets
                                          --------     ----------    ----------
        Canada                            $418,200     $  869,800    $1,321,300
        United States                      302,800        607,500         4,000
                                          --------     ----------    ----------
              Total                       $721,000     $1,477,300    $1,325,300
                                          ========     ==========    ==========

        MAJOR CUSTOMERS

        During 1999, Project Management Groupware, Inc. (PMG) and Delco Remy America, Inc. (Delco Remy) each accounted for 12% of consolidated revenues. Revenues from PMG were earned in the Company's software sales and development segment, and revenues from Delco Remy, were earned in the international trade consulting segment. During 2000, PEI Business Development, Inc. accounted for 30% of consolidated revenue. The revenue was earned in the software sales and development segment.


                                                                              23
--------------------------------------------------------------------------------

                                         SMARTSOURCES.COM, INC. AND SUBSIDIARIES
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                     SEPTEMBER 30, 1999 AND 2000
--------------------------------------------------------------------------------

NOTE 15 - FAIR VALUE OF FINANCIAL INSTRUMENTS

        The fair values of cash and cash equivalents, accounts receivable and payable, and other current liabilities approximate their carrying amounts.

        The convertible debenture described in Note 5, with a carrying amount of $3,299,400, has an estimated fair value of $4,000,000, based on current rates at which the Company could borrow funds with similar remaining maturities. The fair value of other long-term debt is not materially different than the debt's carrying amount.

NOTE 16 - SUBSEQUENT EVENTS

        CONTINGENTLY ADJUSTABLE BENEFICIAL CONVERSION FEATURES

        Under the terms of the convertible debenture described in Note 5, if, by October 24, 2000, the Company did not obtain a listing on the NASDAQ Small Cap Market or the American Stock Exchange, the conversion price of the debenture would be reduced to 80% of the price that would otherwise apply. The Company did not obtain either listing by the required date. As a result of the resolution of this contingency, the Company re-measured the conversion price of the debentures as of the February 24, 2000 issue date; and, on October 24, 2000, it recorded a $768,000 charge to interest expense and increase in common stock for the intrinsic value of this contingently adjustable conversion feature.

        Because the Company had not obtained the listings noted above, the conversion price was further reduced by 2.5% of the price that would otherwise apply for each "default period," as that term was defined in the Registration Rights Agreement described in Note 5. A default period was defined, in part, as each month (or partial month) during which the number of shares issuable under terms of the debenture, warrants and other investment options exceeded the number of shares that would have been registered to honor the holder's conversion and exercise rights. Because the reduction of the conversion price may be cured (1) through an increase in the trading price of the Company's stock and, by extension, a reduction in the number of shares that needed to be registered or (2) by the Company registering additional shares, this conversion feature remained contingent, and the Company recognized no change to income for this feature.

        PARTIAL CONVERSION OF DEBENTURE

        On October 25, 2000, the holder of the convertible debenture described in Note 5 elected to convert $100,000 of the debenture plus accrued interest into common stock. As a result of the conversion, $69,900 of long-term debt and $4,700 of accrued interest were reclassified to common stock, and the Company issued 506,200 shares.

        MANDATORY REDEMPTION NOTICE

        As described in Note 5, if the Company failed to comply with certain terms of the convertible debenture issued during 2000, the holder may have elected for the debenture to be redeemed for cash at an amount equal to 120% of the conversion price that would otherwise apply, plus interest and default payments. On November 10, 2000, the Company received a mandatory redemption notice from the holder, who claimed the Company failed to obtain an effective registration statement for the shares to be issued upon conversion within 60 days after a "Registration Trigger Date," as that term is defined in the related Registration Rights Agreement. The holder claimed the amount due upon redemption was over $22 million. No payment was made.

        PROMISSORY NOTE

        On January 12, 2001 the Company and the holder entered into a redemption and exchange agreement whereby the mandatory redemption notice was withdrawn, and warrants for 330,000 shares of the Company's common stock and the amounts payable under the convertible debenture together with the rights thereon were cancelled in exchange for consideration tendered by the Company. Such consideration will included a single payment of $1,300,000 and the issuance of a note in the face amount of $2,860,000. The note is due and payable on January 12, 2005, including all accrued but unpaid interest. The note provides for interest at 11% per annum, compounded annually and calls for minimum monthly payments of $20,000 beginning on January 12, 2002 through maturity. It is understood that such payments may not be sufficient to pay all accrued interest. The projected amount due at maturity is approximately $3.6 million. The note provides the Company with the option to prepay all or any part of the note. A discount on the remaining balance of the note will be given to the Company for prepayments of principal. The discount will be calculated by multiplying 4% times a fraction the denominator of which will be 360 and the numerator of which will be the number of days from the date of the prepayment to the maturity date. The maximum discount available, as calculated on the date of the redemption and exchange agreement is $500,000. The note also provides for both positive and negative covenants and identifies specific events which could create a default situation that would accelerate the required payments on the note.
                                                                              24
--------------------------------------------------------------------------------