Form 10QSB
period 2000-12-31
SMARTSOURCES COM INC
filed 2001-02-20
CIK 827082

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB
(Mark one)

       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended December 31, 2000

                                    OR

          [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                         THE EXCHANGE ACT OF 1934

               For the transition period from ____ to ____
                   Commission file number  33-1933 3-D


                          SMARTSOURCES.COM, INC.
    -----------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)


       Colorado                                           84-1073083
---------------------------------                    ---------------------
(State or other jurisdiction                            (I.R.S. Employer
of incorporation or organization)                     Identification Number)

2030 Marine Drive, Ste. 100, North Vancouver, British Columbia V7P 1V7, CANADA
------------------------------------------------------------------------------
                 (Address of principal executive offices)

                              (604) 986-0889
                        --------------------------
                       (Issuer's telephone number)


Check whether the issuer (1) filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.   Yes  [X]   No  [ ]

            APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
               PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of
securities under a plan confirmed by a court.   Yes  [ ]   No  [ ]

                   APPLICABLE ONLY TO CORPORATE ISSUERS

As of December 31, 2000, 12,561,500 shares of common stock of the Registrant were outstanding.

Transitional Small Business Disclosure Format (check one):   Yes [ ]   No  [X]

                        PART I  - FINANCIAL INFORMATION
                        -------------------------------


Item 1. FINANCIAL STATEMENTS
----------------------------

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

                               SMARTSOURCES.COM, INC. AND SUBSIDIARIES
                                      CONSOLIDATED BALANCE SHEET
                              SEPTEMBER 30, 2000 and DECEMBER 31, 2000.
                               ----------------------------------------
                                                         September 30,        December 31,
                                                              2000                2000
                                                           Unaudited
                                                         -------------       -------------
CURRENT ASSETS
Cash and cash equivalents                                 $ 3,102,100         $ 2,495,000
Trade accounts receivable, net                                402,100             356,100
Income tax refundable                                               -              62,700
Prepaid expenses                                               40,000              84,500
                                                          ------------        ------------
       Total current assets                                 3,544,200           2,998,300

CAPITALIZED SOFTWARE COSTS and
PURCHASED SOFTWARE RIGHTS, net                                457,700             402,000
PROPERTY and EQUIPMENT, net                                   867,600             844,200
OTHER ASSETS                                                   38,400              41,000
                                                          ------------        ------------
            TOTAL ASSETS                                    4,907,900           4,285,500

CURRENT LIABILITIES
Accounts payable and accrued liabilities                      259,100             294,600
Interest payable                                              197,900             275,800
Income tax payable                                            186,900             196,900
Deferred revenue                                               42,900              55,300
Current portion of long-term debt                           1,259,400           1,176,400
                                                          ------------        ------------
       Total current liabilities                            1,946,200           1,999,000

LONG-TERM LIABILITIES
Long-term debt, net of current portion                      2,551,800           2,632,100
Deferred tax liability                                         72,500              61,000
                                                          ------------        ------------
       Total liabilities                                    4,570,500           4,692,100

COMMITMENTS and CONTINGENCIES
MINORITY INTEREST                                           3,407,000           3,407,000
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, no par value, 50 million shares
  authorized, 12,561,500 and 12,055,300 shares
  issued and outstanding at December 31,
  2000 and September 30, 2000, respectively                 6,871,300           7,714,100
Accumulated other comprehensive income                        106,900              91,500
Accumulated equity (deficit)                               (9,311,100)        (10,988,900)
Deferred compensation                                        (736,700)           (630,300)
                                                          ------------        ------------
       Total stockholders' equity                          (3,069,600)         (3,813,600)
                                                          ------------        ------------
            TOTAL LIABILITIES and STOCKHOLDERS' EQUITY      4,907,900           4,285,500


See accompanying notes to these consolidated financial statements.

                               SMARTSOURCES.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF OPERATIONS - UNAUDITED
                            Three months ended December 31, 1999 and 2000
                            ---------------------------------------------
                                                          For the three months ended
                                                    -------------------------------------
                                                      December 31,           December 31,
                                                          1999                   2000
                                                      ------------           ------------
REVENUES EARNED                                       $  212,000              $   426,300

COST OF SALES                                             54,000                   41,400
                                                      -----------             ------------
GROSS PROFIT                                             158,000                  384,900
OPERATING EXPENSES, EXCLUSIVE OF
DEPRECIATION AND AMORTIZATION
   Research & Development                                254,000                  186,400
   Sales and Marketing                                   141,000                  388,800
   General and Administrative                            564,000                  530,000
                                                      -----------             ------------
                                                         959,000                1,105,200
                                                      -----------             ------------
OPERATING LOSS, BEFORE
DEPRECIATION AND AMORTIZATION                           (801,000)                (720,300)

Depreciation and amortization                            142,000                   63,300
                                                      -----------             ------------
OPERATING LOSS                                          (943,000)                (783,600)
                                                      -----------             ------------
OTHER INCOME (EXPENSE)
   Interest and financing costs                          (11,000)                (946,000)
   Other income (expense)                                      -                   51,800
                                                      -----------             ------------
                                                         (11,000)                (894,200)
                                                      -----------             ------------
LOSS BEFORE PROVISION FOR INCOME TAXES                  (954,000)              (1,677,800)

PROVISION FOR (BENEFIT FROM) INCOME TAXES                                               -
                                                      -----------             ------------
NET LOSS                                               ($954,000)             ($1,677,800)

Basic loss per share                                      ($0.08)                  ($0.14)
Diluted loss per share                                    ($0.08)                  ($0.14)

Weighted average common shares
outstanding (basic and diluted)                       11,650,531                12,426,500


See accompanying notes to these consolidated financial statements.

                               SMARTSOURCES.COM, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED
                            Three months ended December 31, 1999 and 2000
                            ---------------------------------------------

                                                              For the three months ended
                                                           -------------------------------
                                                           December 31,       December 31,
                                                               1999               2000
                                                           ------------      -------------
CASH FROM OPERATING ACTIVITIES
  Net Income (Loss)                                         ($954,000)        ($1,677,800)
Adjustments to reconcile net income (loss)
to net cash from operating activities
  Depreciation and amortization                               142,000              63,300
  Loss on disposal of assets                                  100,000                   -
  Stock-based compensation                                          -             106,400
  Accrued interest expense on long-term debt                        -             165,500
  Accrued interest expense from intrinsic
    value of conversion feature of long-term
    debt and accretion of debt discount                             -             768,100
Changes in operating assets and liabilities
  Trade accounts receivable                                   (44,000)             32,900
  Other assets                                                (18,000)            (42,400)
  Accounts payable and other current
    liabilities                                               137,000              55,300
  Income taxes payable and refundable                               -             (46,500)
                                                            ----------        ------------
      Net cash flows from operating activities               (637,000)           (575,200)
                                                            ----------        ------------
CASH FROM INVESTING ACTIVITIES
  Purchase of property and equipment                          (14,000)            (21,200)
  Refund of deposit on property and equipment                  16,000                   -
                                                            ----------        ------------
      Net cash flows from investing activities                  2,000             (21,200)
                                                            ----------        ------------
CASH FROM FINANCING ACTIVITIES
  Principal repayments of long-term debt                      (17,000)             (3,700)
  Principal repayments of capital lease
    obligations                                                (2,000)             (8,300)
  Repayment of advances from stockholder                       (1,000)                  -
  Proceeds from issuance of common stock                      686,000                   -
                                                            ----------        ------------
      Net cash flows from financing activities                666,000             (12,000)
                                                            ----------        ------------
EFFECT OF CHANGES IN EXCHANGE RATES                             1,800               1,300
                                                            ----------        ------------
NET CHANGES IN CASH                                            32,800            (607,100)
CASH and CASH EQUIVALENTS, beginning of period                164,200           3,102,100
                                                            ----------        ------------
CASH and CASH EQUIVALENTS, end of period                    $ 197,000         $ 2,495,000
                                                            ----------        ------------
Supplemental disclosure of Cash Flow
information:
      Interest paid                                         $  11,000         $    13,800
      Income taxes paid (received)                                  0                   0


See Note 5 for supplemental disclosure on non-cash investing and financing transactions.

See accompanying notes to these consolidated financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

BASIS OF PRESENTATION -

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

     Management has prepared the financial statements on the basis of a going concern which reflects management's assessment through the completion of the current fiscal year. Therefore, the financial statements do not reflect any adjustments that may be required should the Company determine that going concern accounting is not appropriate. The Company's assessment was made, in part, based upon forecasted sales resulting from contract negotiations and planned cost and expense controls. However, any projection of future cash needs and cash flows are subject to substantial uncertainty. With regard to sales forecasts developed at the beginning of the current fiscal year, the Company is observing that negotiations are taking longer than anticipated, thereby slowing anticipated cash inflows. If current cash and cash that may be generated from future operations are insufficient to satisfy liquidity requirements, management may be required to substantially downsize operations in order to conserve cash, seek to sell additional debt or equity securities or obtain additional credit facilities from lenders. There can be no assurance that financing will be available in amounts or terms acceptable to the Company, if at all.


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

     Minority interest represents the $3,407,000 value of Class B preferred stock or Origin Software Corporation, as described in Note 3.


REVENUE RECOGNITION -

     The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2 with Respect to Certain Transactions. Revenue from packaged software products is recognized when shipped. Maintenance and subscription revenue is recognized ratably over the contract period. Revenue attributable to significant support is based on the price charged for the undelivered elements and is recognized ratably over the related product's life cycle. Revenue from fixed-price service contracts and software development contracts requiring significant production, modification, or customization are recognized using the percentage-of-completion method. Revenue from service contracts that are based on time incurred is recognized as work is performed.


USE OF ESTIMATES -

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


NET LOSS PER SHARE -

     Net loss per share was computed using the weighted average number of common shares outstanding. Shares associated with stock options and warrants were not included because they are antidilutive.


NEW ACCOUNTING STANDARDS -

     In June 1998, the Financial Accounting Standards Board issued SFAS
No. 133, Accounting for Derivative Instruments and Hedging Activities. Among other provisions, SFAS No. 133 requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those financial instruments at fair value. Accounting for changes in fair value is dependent on the use of the derivatives and whether such use qualifies as hedging activity. The new standard, as amended, became effective for the Company in fiscal 2001 and management believes it has had or will have no impact on the financial position and results of operations of the Company.

     In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. SAB 101 establishes guidelines in applying generally accepted accounting principles to the recognition of revenue in financial statements based on the following four criteria: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller's price to the buyer is fixed or determinable and (4) collectibility is reasonably assured. SAB 101, as amended by SAB 101A, is effective no later that the first fiscal quarter of fiscal years beginning after December 15, 1999. Accordingly, the Company has adopted the new guidance in the quarter ended December 31, 2000. The Company does not believe that the adoption of SAB 101 has had or will have a material effect on its financial position or result of operations.


NOTE 2 - LONG-TERM DEBT
-----------------------

LONG-TERM DEBT -

Long-term debt consists of the following:

                                                September 30,    December 31,
                                                     2000            2000
                                                -------------    ------------
Unsecured convertible debenture,
interest at 7% payable at maturity or
upon conversion or redemption, due
February 2005, see further description
below and subsequent events footnote
(Note 9).                                          $3,297,800     $3,310,700

Mortgages payable to two Canadian finance
companies in aggregate monthly installments
of $2,200, including interest at rates of
7% and 9%, collateralized by real estate
of Technologies and guaranteed by the
majority stockholder, due January 2001
and June 2002.                                        270,400        259,900

Mortgage payable to a Canadian bank in
monthly installments of $1,700 including
interest at 8.75%, collateralized by real
estate of Technologies and assignment of
rents, guaranteed by the majority
stockholder, due February 2002.                       149,900        143,100

Capital lease obligations payable in
aggregate monthly installments of $4,339,
including imputed interest at rates
ranging from 9.7% to 11.94%, due at dates
from October 2002 to September 2003.                   93,100         94,800
                                                   -----------    -----------
Total debt                                          3,811,200      3,808,500
Less current portion                               (1,259,100)    (1,176,400)
                                                   -----------    -----------
Long-term portion                                  $2,551,800     $2,632,100



Long-term debt matures as follows:

     12 months ending December 31,
                2001                    $1,176,400
                2002                       338,400
                2003                         7,200
                2004                             0
                2005                     2,286,500
                                        ----------
                                        $3,808,500
                                        ==========


PRIVATE PLACEMENT OF CONVERTIBLE DEBENTURE AND STOCK PURCHASE WARRANTS -

     On February 24, 2000, the Company issued a convertible debenture and detachable stock purchase warrants for gross proceeds of $5 million. The debenture matured in February 2005 and bore interest at 7%, which was payable upon maturity, or upon conversion or redemption. The detachable warrants entitled the holder to purchase 330,000 shares of the Company's common stock over a five-year term at an exercise price of $11.10 per share.

     In connection with issuing the debenture and warrants, the Company paid $325,000 of placement fees, $93,000 of legal costs, and $30,000 to the holder of the debenture for reimbursement of a portion of their legal costs. The Company also issued 25,000 warrants valued at $54,300 in lieu of placement fees. The term of the warrants was two years.

     The debenture was convertible in whole or in part into common stock any time before maturity at a conversion price that floated with the market price of the stock, not to exceed a fixed conversion price of $9.71. For each share of common stock issued upon conversion, the holder of the debenture had the option to purchase one additional share at the fixed conversion price of $9.71.

     After August 24,200, if the debenture was submitted for conversion and the conversion price was below $9.71, the Company had the right to redeem the debenture for cash at an amount equal to the value of the converted shares.

     Concurrent with placing the debenture, the Company entered into a Registration Rights Agreement (the Registration Agreement) with the holder of the debenture. Pursuing to the Registration Agreement, the Company filed a registration statement with the Securities and Exchange Commission to register
4.9 million shares of common stock that may have been acquired upon conversion of the debenture and exercise of the detachable stock warrants and additional investment options.

     In the event that certain circumstances pertained, including without limitation the following, the conversion price would have been adjusted downwards:

     1. The Company's common stock was not listed on the American Stock Exchange or the Nasdaq Small Cap Market by October 24, 2000 or on the Nasdaq National Market by February 24, 2001.

     2. The Company was in default of the requirements of the Registration Agreement.

     Because the Company did not obtain the listings noted above, the conversion price was further reduced by 2.5% of the price that would otherwise apply for each "default period", as that term was defined in the Registration Rights Agreement. A default period was defined, in part as each month (or partial month),during which the number or shares issuable under terms of the debenture, warrants and other investment options exceeded the number of shares that would have been registered to honor the holder's conversion and exercise rights. Because the reduction of the conversion price may be cured (1) through an increase in the trading price of the Company's stock and, by extension, a reduction in the number of shares that needed to be registered, or (2) by the Company registering additional shares, this conversion feature remained contingent, and the Company recognized no charge to income for this feature.

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

     A total of $1,330,000 of the $5,000,000 gross proceeds from the private placement was allocated to the detachable stock warrants, based upon the relative fair value of the warrants and the debenture. The value ascribed to the warrants was recorded as a debt discount and an increase in common stock. The discount was being amortized over the five-year term of the debenture using the effective interest method. At December 31, 2000, the balance of the discount was $1,057,100.

     Total issue costs, including the fair value of stock warrants issued in lieu of finder's fees, were $502,300, of which $368,700 was allocated to the debenture and $133,600 was allocated to the detachable warrants. The portion of the issue costs attributed to the debenture was recorded as a debt discount and was being amortized over the five-year term of the debenture using the effective interest method. The balance of the discount at December 31, 2000 was $2,082,200. The portion of the issue costs attributed to the warrants was recorded as a reduction of the gross proceeds allocated to the warrants.

     At the February 24, 2000 issue date, the fair value of common shares issuable upon conversion exceeded the gross proceeds received from issuance of the debenture by over $2 million. Because the total number of shares that may have been beneficially owned by the holder of the debenture and its affiliates may not have exceeded 4.9% of outstanding common shares, the total amount of the debenture could not have been converted at that date. Accordingly, only $1,575,800 of the total $2 million excess was ascribed to this beneficial conversion feature. This amount was reported as an increase in common stock and, because the debenture could be immediately converted, as a charge to interest expense.

     On July 12, 2000, the holder elected to convert $250,000 of the debenture plus accrued interest into common stock. As a result of the conversion, $170,800 of the carrying amount of the debenture and $6,800 of accrued interest was reclassified to common stock, and the Company issued 199,700 common shares (Note 4).

     On October 25, 2000, the holder elected to convert $100,000 of the debenture, plus accrued interest, into common stock. As a result of the conversion, $69,900 of long-term debt and $4,700 of accrued interest were reclassified to common stock and the Company issued 506,200 shares (Note 4).

     On November 10, 2000, the Company received a mandatory redemption notice from the holder of the convertible debenture, who claimed the Company failed to obtain an effective registration statement for the shares to be issued upon conversion within 60 days after a "Registration Trigger Date", as that term was defined in the related Registration Rights Agreement. The holder claimed the amount due was $22 million. No payment was made. Subsequent to December 31, 2000, the Company and the holder negotiated a redemption and exchange agreement (New Agreement) to resolve the claims created in the mandatory redemption notice. Under the terms of the New Agreement, the warrants for 330,000 shares referred to earlier in this footnote, and the convertible debenture together with the rights thereon were cancelled in exchange for new consideration paid by the Company, consisting of $1,300,000 in cash and a promissory note in the face amount of $2,860,000. The note provides for interest at 11% per annum compounded annually and calls for minimum monthly interest payments of $20,000 beginning January 2002 through maturity. Such payments may not be sufficient to pay all accrued interest. The amount of long-term debt, associated with this obligation reported as currently due in the accompanying balance sheet is based upon the New Agreement entered into on January 12, 2001 (Note 9).


NOTE 3 - MINORITY INTEREST
--------------------------

EXCHANGE OF CLASS B REDEEMABLE, EXCHANGEABLE PREFERRED STOCK OF ORIGIN SOFTWARE CORPORATION -

     In connection with the repurchase of certain software rights, the board of directors of the Company's subsidiary, Origin Software, authorized the creation of two types of common stock.

     Class A preferred stock has no par value, 20 million shares are authorized and 11,670,400 shares have been issued for the sole purpose of repurchasing the Origin software rights. The shares are nonvoting and holders of the shares are entitled to 3% cumulative dividends. Effective October 1, 1999, all outstanding shares were redeemed. No value was assigned to these shares.

     Class B preferred stock has a Cdn $1 par value, 20 million shares are authorized and 5,000,000 shares have been issued. The shares are nonvoting, are redeemable at the option of the holder for Cdn $1 per share, and have a liquidation preference of Cdn $1 per shares. In the event the holder requires the Company to redeem all or a potion of the shares, the Company may pay for the redemption by issuing a promissory note. The terms of such a note are not specified and would be subject to negotiation.

     Concurrent with the authorization and issuance of the Class B preferred shares, Origin Software and the Company entered into a Share Exchange Agreement (the Agreement) with Columbia Diversified Software Fund (Columbia), whereby Columbia exchanged certain software rights in exchange for the 5,000,000 Class B preferred shares. Under the Agreement, subsequent to October 1, 1999, Columbia has the right to exchange all or part of the Class B preferred shares for an amount of common shares of the Company with market value of Cdn $5 million (not to exceed 5 million common shares reserved for the exchange), based on the average trading price during the fourteen-day period immediately prior to exercise. Common shares issued are to be freely tradable but 80% of the shares will be held in trust and released ratably to Columbia over the following four years.

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

     Columbia is contending that the Company has not performed in accordance with the Agreement because the shares of common stock issued in Columbia's name are currently restricted from resale pursuant to applicable securities laws. Based on its contention, Columbia has indicated that it is withdrawing its notice of exchange and has requested that the Company amend the Agreement. Management believes the possibility exists that the Company may negotiate an amendment to the Agreement and ultimately issue additional shares to Columbia, though at present, management is unable to determine what the terms of such an amendment might entail or estimate how many additional shares may be issued.

     Management has assessed the status of the pending exchange and Columbia's contentions and believes that uncertainty exists about the ultimate outcome of this matter. Accordingly, the $3,407,000 value of the Class B preferred stock of Origin Software continues to be presented as minority interest.


NOTE 4 - CAPITAL STOCK
----------------------

COMMON STOCK -

     The Company has a single class of common stock, no par value. Authorized shares total 50 million. There were 12,561,500 shares issued and outstanding on December 31, 2000. During the three months ended December 31, 2000, the Company issued 506,200 shares of common stock in connection with the October 25, 2000 election by holder of a convertible debenture to convert $100,000 of the debenture plus accrued interest (Note 2).

     At December 31, 2000, a total of 5,000,000 common shares are reserved to honor the exchange rights of holders of the Class B preferred shares of Origin Software Corporation, though the number of shares that will ultimately be issued to honor such rights may be significantly less than the total shares reserved. Another 2,925,000 common shares are reserved to honor outstanding stock options and warrants. A large number of shares are reserved to honor the rights of the holder of the convertible debenture, detachable stock warrants and other investment options described in Note 2. On January 24, 2001, following the execution of the New Agreement described in Notes 2 and 9, the Company cancelled the registration statement whereby 4,719,040 common shares reserved to honor the rights of the holder of the convertible debenture, warrants and investment options, and other investors, had been previously registered (Note 9).


STOCK OPTION INCENTIVE COMPENSATION PLAN -

     Effective June 21, 1999, the Company adopted the 1999 Stock Incentive Compensation Plan (the Plan). Under the Plan, the Company may make grants of incentive stock options, nonqualified stock options, and stock awards to employees, officers, directors and consultants of the Company and its subsidiaries for an amount of common shares equal to 10% of issued and outstanding shares, not to exceed 4,000,000 shares. The Company has granted 2,634,000 options. The exercise price of incentive stock options and nonqualified stock options can be no less than the fair value of the Company's common stock on the date of grant. The maximum term of options is ten years; and, unless otherwise modified by the Plan administrator, they vest over four years. Certain options granted to senior management during 1999 vest over two years.

     A summary of the status of the Plan at December 31, 2000 is as follows:

                                                                 Weighted-
                                                                  Average
                                                    Number       Exercise
                                                  Of Shares        Price
                                                  ---------      ---------
Options outstanding at September 30, 2000         1,385,000        $5.02
     Granted                                          0              0
     Exercised                                        0              0
     Forfeited                                     110,000         $6.90
Options outstanding at December 31, 2000          1,275,000        $4.59
Options exercisable at December 31, 2000           150,000         $4.97


A summary of stock options outstanding at December 31, 2000 is as follows:

                               Options
                             Outstanding               Options Exercisable
                              Weighted-              -----------------------
                               Average     Weighted-               Weighted-
    Range of                  Remaining     Average                 Average
    Exercise      Number     Contractual    Exercise     Number     Exercise
     Prices    Outstanding       Life        Price    Exercisable    Price
    --------   -----------   -----------   ---------  -----------  ---------
  $2 to $10.25  1,275,000    4.15 years      $4.59      150,000      $4.97


     The Company applies the provision of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for its stock-based awards. Accordingly, costs for employee stock options or issuance of shares is measured as the excess, if any, of the fair value of the Company's common stock at the measurement date over the amount the employee must pay to acquire the stock. No compensation expense was recognized for grants of awards under the Plan in the quarter ended December 31, 2000.


OTHER STOCK-BASED COMPENSATION -

     During the three months ended December 31, 2000 the Company did not issue options, warrants or any other type of stock-based compensation.


NOTE 5 - NON-CASH TRANSACTIONS
------------------------------

     During the three months ended December 31, 2000, $165,500 was charged to interest expense in relation to the outstanding balance of a convertible debenture, which bore interest at the rate of 7% per annum (Note 2).

     On October 24, 2000, the Company re-measured the conversion price of the convertible debenture as of the February 24, 2000 issue date of the instrument. Because the Company was not listed in certain stock exchanges by October 24, 2000 as required by the terms of the convertible debenture, a contingently adjustable beneficial conversion feature was resolved. Upon resolution of the contingency, the Company recorded a $768,100 charge to interest expense and increased common stock for the intrinsic value of this conversion feature.

     On October 25, 2000, the holder of the convertible debenture elected to convert a portion of the debenture. As a result of the conversion, $69,900 of long-term debt and $4,700 of accrued interest were reclassified as common stock, with 506,200 shares of common stock issued.

     During the three months ended December 31, 2000, the Company acquired $13,000 of equipment under capital lease agreements.


NOTE 6 - RELATED PARTIES
------------------------

     The Company is affiliated through common ownership with the following entities:

     kTRAVEL SOLUTIONS INC. (kTRAVEL)
     --------------------------------
     kTRAVEL is a British Columbia corporation owned by an officer of the Company. During 2000, the Company and kTRAVEL entered into a distribution and support and maintenance agreement whereby kTRAVEL receives 50% of deployment fees for certain customer contracts and receives additional fees for helping provide software support and maintenance to these customers. During the quarter ended December 31, 2000, a total of $85,300 fees were incurred to kTRAVEL. There were accounts payable due to kTRAVEL of $31,000 at December 31, 2000.

     VISTA STRATEGIC MANAGEMENT, INC. (VISTA)
     ----------------------------------------
     Vista is an Ontario corporation partially owned by a Director of the Company. During the quarter ended December 31, 2000, Vista provided strategic marketing services to the Company and was paid $55,500 in professional fees. There were accounts payable due to Vista of $19,800 at December 31, 2000.


NOTE 7 - SEGMENT INFORMATION
----------------------------

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

                          Software Sales and
                              Development
                       --------------------------     International
                       International                      Trade
                           Trade         K-Server       Consulting      Total
                       -------------     --------     -------------- ----------
Three months ended
  December 31, 1999
  External revenues        $64,400        $34,000       $113,600     $  212,000
Inter-segment revenues           -              -              -              -
Segment income (loss)
  before tax              (160,100)      (238,800)        32,700       (366,200)
Segment assets           1,874,700        706,700        154,700      2,736,100

Three months ended
  December 31, 2000
  External revenues         23,500        217,300        185,600        426,400
Inter-segment revenues           -              -              -              -
Segment income (loss)      (72,800)      (265,200)       102,400       (235,600)
  before tax
Segment assets             809,800        702,900        295,400      1,808,100


                                                     Three months ended
                                                         December 31,
                                                -----------------------------
                                                      1999           2000
                                                  ------------   ------------
Total income (loss) before tax
  for reportable segments                          ($366,200)    ($  235,600)
Corporate headquarters expenses                     (587,800)     (1,442,200)
                                                   ----------    ------------
Consolidated totals                                ($954,000)    ($1,677,800)



NOTE 8 - COMMITMENT AND CONTINGENCIES
-------------------------------------

PENDING SHARE EXCHANGE -

     As described in Note 3, the Company and its subsidiary, Origin Software Corporation, have entered into a Share Exchange Agreement (the Agreement) with Columbia Diversified Software Fund Limited Partnership (Columbia). During 2000, Columbia gave notice of its intention to exercise its exchange rights under the Agreement. However, the exchange was not completed as contemplated, and Columbia subsequently contended that the Company has not complied with the terms of the Agreement, because the shares to be delivered to Columbia upon completion of the exchange were restricted from resale under applicable securities laws.

     Management believes the possibility exists that the Company may negotiate an amendment to the Agreement and ultimately issue additional shares to Columbia, though at present, management is unable to determine what the terms of such an amendment might entail or estimate how many additional shares may be issued.


NOTE 9 - SUBSEQUENT EVENT
-------------------------

     On January 12, 2001, the Company and the holder of a convertible debenture described in Note 2 entered into a redemption and exchange agreement whereby the mandatory redemption notice described in Note 2 was withdrawn, and warrants for 330,000 shares of the Company's common stock and the amounts payable under the convertible debenture, together with the rights thereon, were cancelled in exchange for consideration tendered by the Company. Such consideration included a single payment of $1,300,000 and the issuance of a note in the face amount of $2,860,000. The note is due and payable on January 12, 2005, including all accrued but unpaid interest. The note provides for interest at 11% per annum, compounded annually and calls for minimum monthly interest payments of $20,000 beginning on January 12, 2002 through maturity. It is understood that such payments may not be sufficient to pay all accrued interest. The projected amount due at maturity is approximately $3.6 million. The note provides the Company with the option to prepay all or any part of the note. A discount on the remaining balance of the note will be given to the Company for prepayments of principal. The discount will be calculated by multiplying 4% times a fraction the denominator of which will be 360 and the numerator of which will be the number of days from the date of the prepayment to the maturity date. The maximum discount available, as calculated on the date of the redemption and exchange agreement is $500,000. The note also provides for both positive and negative covenants and identifies specific events which could create a default situation that would accelerate the required payments on the note.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------

OPERATIONS ANALYSIS:

     During the quarter ended December 31, 2000 we had consolidated revenues of $426,300, operating expenses of $1,105,200 and an operating loss before interest and depreciation of $720,300.

     Revenues for the three months ended December 31, 2000 increased 101% as compared to 1999 revenues for the same period, which totaled $212,300. The increase is a result of the deployment of the kServer(tm) content management technology with Uniglobe in the USA region, recurrent revenue from kServer(tm) contracts with Uniglobe Western Canada and Uniglobe Ireland and United Kingdom, as well as a considerable increase in billings generated from International Trade consulting services.

     Operating expenses include research and development, sales and marketing, and general and administrative expenses. The aggregate of these costs, in the sum of $1,105,200 for the quarter ended December 31, 2000, increased 15% when compared to the same period in the previous fiscal year. The increase was due to strategic sales and marketing expenses and legal and other regulatory costs associated with restructuring a convertible debenture that was held by the Company.

     Research and development costs for the three months ended December 31, 2000 totaled $186,400 as compared to $254,000 for the same period in the previous fiscal year. This was a direct result of economies of scale and process efficiencies in the kServer(tm) department.

     Sales and marketing costs increased 176% during the quarter, from $141,000 to $388,800 in the period of October 1 to December 31, 1999 and 2000, respectively. The increase is a result of strategic marketing efforts aimed at securing a number of important kServer(tm) contracts in the coming quarters.

     General and administrative expenses decreased 6%, from $564,000 to $530,000 in the first quarter of fiscal 2000 and 2001, respectively, in spite of considerable legal expenses incurred in the period as described above. The decrease resulted from introducing cost-reductions measures, mainly in the areas of traveling expenses and investor relations.

     Amortization and depreciation costs decreased from $142,000 in the first quarter of fiscal 2000 to $63,300 in the first quarter of fiscal 2001. The reduction is a result of the lower carrying value of the ORIGIN(TM) software acquired in May 1999, which was impaired in fiscal 2000 to fair value.

     Interest expense for the three months ended December 31, 2000 was $946,000, a significant increase from the $11,000 interest expense from the same period in fiscal year 2000. The increase is a direct result of the Company issuing a $5 million convertible debenture in February 2000, which bore interest at a rate of 7% per annum. In addition to the interest charge at 7%, the debenture included a beneficial conversion feature that was immediately exercisable. This circumstance resulted in the immediate recognition of over $1,575,000 of interest expense related to this feature during fiscal 2000. On October 24, 2000, we re-measured the conversion price of the convertible debenture as of the February 24, 2000 issue date of the instrument. Because we were not listed on certain stock exchanges by October 24, 2000 as required by the terms of the convertible debenture, a contingently adjustable beneficial conversion feature was resolved. Upon resolution of the contingency, we recorded a $768,100 charge to interest expense and increased common stock for the intrinsic value of this conversion feature.

     Net loss during the first quarter of fiscal 2001 was $1,677,800. In the quarter ended December 31, 1999, we reported a net loss of $954,000. The increase in the net loss was primarily due to higher interest expense.


INTERNAL AND EXTERNAL SOURCES OF LIQUIDITY:

     On December 31, 2000, our cash and cash equivalents totaled $2,495,000. This represents a 19.6% decline as compared to our cash holdings on September 30, 2000 of $3,102,100. The decrease results from the Company's operating deficit, as cash outlays were superior to cash inflows from recurrent contracts and the generation of new business in the first quarter of the current fiscal year.

     On December 31, 2000, the Company had working capital of $999,300 and a current ratio of 1.5 to 1. The working capital position has receded when compared to the balance at September 30, 2000 when working capital was $1,598,000 with a current ratio of 1.8 to 1. The decrease in working capital is a direct result of the operating deficit experienced in the quarter.

     On January 12, 2001, the debenture, warrants and investment options described in Note 2 to the accompanying financial statements were cancelled. On that date, $1,300,000 of the debenture was redeemed for cash and the balance of the debenture and accrued interest, the warrants, and the investment options were exchanged for a non-convertible, non-redeemable, four-year, 11% promissory note for $2,860,000. Partial interest payments on the note will commence on January 12, 2002 at $20,000 per month. The note provides us with the ability to prepay all or any part of the note. A discount on the remaining balance of the note will be given to the Company for prepayments of principal. The discount will be calculated by multiplying 4% times a fraction, the denominator of which will be 360 and the numerator of which will be the number of days from the date of the prepayment to the maturity date. The maximum discount available, as calculated on the date of the redemption and exchange agreement, is $500,000.

     After making the $1,300,000 payment described above, we estimated our cash position to be $1,200,000. Our need for additional capital and our ability to raise capital have been impacted both positively and negatively by the $1,300,000 redemption described above.

     We are seeking operating and financial stability by working on our business fundamentals and will concentrate our efforts in fiscal 2001 towards sales and marketing activities. We are currently working on securing a series of contracts that will significantly contribute towards these goals and have identified certain cash-driven revenue goals to strengthen our working capital position in the coming quarters. Additionally, we have implemented opportunities to streamline our operating activities and reduce overhead. As a result, we expect to reduce our working capital requirements with respect to fiscal 2000 levels.

     Notwithstanding the above, we may require additional funds to support our working capital demand or for other purposes and may seek to raise additional funds through public or private equity financings or from other sources. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, financial condition and operating results. Should we proceed with additional financing on unsatisfactory terms, the interests of existing shareholders may be diluted, perhaps significantly so.

     Investing activities during the three nine months ended December 31, 2000 consisted primarily of purchases of property and equipment, principally computer hardware and software. Capital expenditures, including those under capital leases, totaled $223,500 in fiscal 1999 and $26,600 in the three months ended December 31, 2000. We do not expect to incur significant capital expenditures in the remaining months of the current fiscal year.

     To date, we have not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. We expect that in the future, cash in excess of current requirements will continue to be invested in high credit-quality, interest-bearing securities.

     There are no legal or practical restrictions on the ability of the subsidiaries to transfer funds to the parent company (SmartSources.com, Inc.)

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 is effective for all fiscal quarters beginning with the quarter ending December 31, 2000. SFAS No.133 establishes accounting and reporting standards for derivative instruments, including other contracts, and for hedging activities. We adopted SFAS No. 133 in the quarter ended December 31, 2000, and its adoption did not have an impact on our results of operations, financial position or cash flows.

     In December 1999, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin No. 101 (SAB 101), Revenue Recognition in Financial Statements. SAB 101 establishes guidelines in applying generally accepted accounting principles to the recognition of revenue in financial statements based on the following four criteria: (1) persuasive evidence of an arrangement exists, (2) delivery has occurred or services have been rendered, (3) the seller's price to the buyer is fixed or determinable and (4) collectibility is reasonably assured. SAB 101, as amended by SAB 101A, is effective no later than the first fiscal quarter of fiscal years beginning after December 15, 1999. Accordingly, we adopted the new guidance in the quarter ended December 31, 2000. We do not believe that the adoption of SAB 101 has had or will have a material effect on our financial position or results of operations.


MATERIAL COMMITMENTS:

     The Company has not undertaken any material commitments for expenditures as of December 31, 2000.

     One of the three outstanding mortgages on our office in North Vancouver expired in January 2001. We paid the full amount of the mortgage balance to the lender in the amount of $100,000 plus accrued interest.


TRENDS OR UNCERTAINTIES:

     There are no known trends or uncertainties that will have a material impact on revenues.

                          PART II - OTHER INFORMATION
                          ---------------------------

ITEM 1. LEGAL PROCEEDINGS
-------------------------

REPURCHASE OF ORIGIN SOFTWARE RIGHTS AND ISSUANCE OF PREFERRED SHARES:

     In connection with the repurchase of certain software rights from Columbia Diversified Software Fund (Columbia), the Company's subsidiary, Origin Software, issued 5 million shares of Class B preferred stock. Concurrent with the authorization and issuance of the Class B preferred shares, Origin Software and the Company entered into a Share Exchange Agreement (the Agreement) with Columbia Diversified Software Fund (Columbia), whereby Columbia exchanged certain software rights in exchange for the 5,000,000 Class B preferred shares. Under the Agreement, subsequent to October 1, 1999, Columbia has the right to exchange all or part of the Class B preferred shares for an amount of common shares of the Company with market value of Cdn $5 million (not to exceed 5 million common shares reserved for the exchange), based on the average trading price during the fourteen-day period immediately prior to exercise. Common shares issued are to be freely tradable but 80% of the shares will be held in trust and released ratably to Columbia over the following four years.

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

     Columbia is contending that the Company has not performed in accordance with the Agreement because the shares of common stock issued in Columbia's name are currently restricted from resale pursuant to applicable securities laws. Based on its contention, Columbia has indicated that it is withdrawing its notice of exchange and has requested that the Company amend the Agreement. Management believes the possibility exists that the Company may negotiate an amendment to the Agreement and ultimately issue additional shares to Columbia, though at present, management is unable to determine what the terms of such an amendment might entail or estimate how many additional shares may be issued.

     Management has assessed the status of the pending exchange and Columbia's contentions and believes that uncertainty exists about the ultimate outcome of this matter. Accordingly, the $3,407,000 value of the Class B preferred stock of Origin Software continues to be presented as minority interest.

     No litigation related to this transaction has started.


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
-------------------------------------------------

None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------

None.


ITEM 5. OTHER INFORMATION
-------------------------

None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

EXHIBITS:

   10.1 Employment Agreement between SmartSources.com Technologies Inc. and Anna Stylianides

   10.2 Employee Non-Competition Agreement between SmartSources.com Technologies Inc. and Anna Stylianides

   10.3 Employee Confidentiality and Assignment of Inventions Agreement between SmartSources.com Technologies Inc. and Anna Stylianides

   11.0    Computation of Earnings Per Share


REPORTS ON FORM 8-K:

   None.

                                SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     SMARTSOURCES.COM, INC.



DATE:  February 20, 2001             By:   /s/ Nathan Nifco
       -----------------                  ------------------------
                                          Chairman and C.E.O.