Form 10QSB
period 2001-03-31
SMARTSOURCES COM INC
filed 2001-05-15
CIK 827082

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB
(Mark one)

       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended March 31, 2001

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

                   APPLICABLE ONLY TO CORPORATE ISSUERS

As of March 31, 2001, 12,561,500 shares of common stock of the Registrant were outstanding.

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

                     SMARTSOURCES.COM INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                     SEPTEMBER 30, 2000 and MARCH 31, 2001


                                                               March 31,
                                             September 30,       2001,
                                                 2000         (Unaudited)
                                             ------------    -------------
CURRENT ASSETS
Cash and cash equivalents                    $ 3,102,100      $    511,400
Trade accounts receivable, net                   402,100           295,500
Income tax refundable                                  -            71,600
Prepaid expenses                                  40,000            81,800
                                             ------------     -------------
  Total current assets                         3,544,200           960,300

CAPITALIZED SOFTWARE COSTS and                   457,700           343,500
  PURCHASED SOFTWARE RIGHTS, net
PROPERTY and EQUIPMENT, net                      867,600           782,200
OTHER ASSETS                                      38,400            41,300
                                             ------------     -------------
     TOTAL ASSETS                              4,907,900         2,127,300

CURRENT LIABILITIES
Accounts payable and accrued liabilities         259,100           227,100
Interest payable                                 197,900                 -
Income tax payable                               186,900            74,600
Deferred revenue                                  42,900            87,900
Current portion of long-term debt              1,259,400           178,500
                                             ------------     -------------
  Total current liabilities                    1,946,200           568,100

LONG-TERM LIABILITIES
Interest payable                                       0            68,100
Long-term debt, net of current portion         2,551,800         2,570,500
Deferred tax liability                            72,500            33,900
                                             ------------     -------------
  Total liabilities                            4,570,500         3,240,600

COMMITMENTS and CONTINGENCIES
MINORITY INTEREST                              3,407,000         3,407,000
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 50 million shares
authorized, 12,055,300 and 12,561,500
shares outstanding on September 30, 2000
and March 31, 2001, respectively               6,871,300         7,614,100
Accumulated other comprehensive income           106,900            50,900
Accumulated equity (deficit)                  (9,311,100)      (11,661,400)
Deferred compensation                           (736,700)         (523,900)
                                             ------------     -------------
  Total stockholders' equity                  (3,069,600)       (4,520,300)
                                             ------------     -------------
     TOTAL LIABILITIES and STOCKHOLDERS'
     EQUITY                                  $ 4,907,900      $  2,127,300

       See accompanying notes to these consolidated financial statements.

                            SMARTSOURCES.COM, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF OPERATIONS - UNAUDITED
                     Quarter and six  months ended March 31, 2001 and 2000


                                      For the three months ended      For the
six months ended
                                      --------------------------     -----------
---------------
                                        March 31,       March 31,      March 31,      March 31,
                                         2000            2001           2000           2001
                                      -----------     -----------    -----------    -----------
                                                              (UNAUDITED)
REVENUES                               $  427,200     $  240,200     $  639,000     $  666,500

COST OF SALES                              46,200         54,500         99,700         95,900
                                       -----------    -----------    -----------    -----------
GROSS PROFIT                              381,000        185,700        539,300        570,600

OPERATING EXPENSES, EXCLUSIVE
OF DEPRECIATION AND AMORTIZATION
  Research & Development                  243,200        197,700        497,000        384,100
  Sales and Marketing                     231,900        193,000        372,600        581,800
  General and Administrative              563,200        342,500      1,127,700        872,500
                                       -----------    -----------    -----------    -----------
                                        1,038,300        733,200      1,997,300      1,838,400
                                       -----------    -----------    -----------    -----------
OPERATING LOSS, BEFORE
DEPRECIATION AND AMORTIZATION            (657,300)      (547,500)    (1,458,000)    (1,267,800)

Depreciation and amortization             141,400         60,300        283,700        123,600
                                       -----------    -----------    -----------    -----------
OPERATING LOSS                           (798,700)      (607,800)    (1,741,700)    (1,391,400)
                                       -----------    -----------    -----------    -----------
OTHER INCOME (EXPENSE)
  Interest income                          35,600         13,200         35,600         55,900
  Interest and financing costs         (1,646,700)      (128,100)    (1,657,600)    (1,074,000)
  Other income (expense)                        -          3,400              0         12,400
                                       -----------    -----------    -----------    -----------
                                       (1,611,100)      (111,500)    (1,622,000)    (1,005,700)
                                       -----------    -----------    -----------    -----------
NET LOSS BEFORE INCOME TAXES           (2,409,800)      (719,300)    (3,363,700)    (2,397,100)
                                       -----------    -----------    -----------    -----------
PROVISION (RECOVERY) FOR
INCOME TAXES                              (85,700)             0        (85,700)             0
                                       -----------    -----------    -----------    -----------
NET LOSS BEFORE
EXTRAORDINARY GAIN                     (2,324,100)      (719,300)    (3,278,000)    (2,397,100)

EXTRAORDINARY GAIN FROM DEBT                    -         46,800              -         46,800
CONVERSION
                                       -----------    -----------    -----------    -----------
NET LOSS                               (2,324,100)      (672,500)    (3,278,000)   $(2,350,300)

BASIC AND DILUTED LOSS PER SHARE
Net loss per share before                  ($0.20)        ($0.06)        ($0.28)        ($0.19)
extraordinary gain
Extraordinary gain per share                    -           0.00              -           0.00

Net Loss per share                         ($0.20)        ($0.05)        ($0.28)        ($0.19)

Weighted average common shares         11,838,500     12,561,500     11,746,000     12,494,000
outstanding (basic and diluted)

See accompanying notes to these consolidated financial statements.

                    SMARTSOURCES.COM, INC. AND SUBSIDIARIES
                CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED
                    Six months ended March 31, 2000 and 2001

                                                    For the six months ended
                                                  ---------------------------
                                                    March 31,      March 31,
                                                       2000          2001,
                                                  ------------   ------------
                                                          (UNAUDITED)
CASH FROM OPERATING ACTIVITIES
  Net Income (Loss)                               $(3,278,000)   $(2,350,300)
Adjustments to reconcile net income (loss)
to net cash from operating activities
  Depreciation and amortization                       283,700        123,600
  Stock-based compensation                            144,700        212,700
  Accretion of debt discount                           30,200        123,600
  Accrued interest expense from intrinsic
    value of conversion feature of
    long-term debt                                  1,604,300        768,100
  Realized gain on long-term debt conversion                         (46,800)
Changes in operating assets and liabilities
  Trade accounts receivable                          (181,200)        76,400
  Other assets                                       (126,000)       (42,700)
  Accounts payable and other current liabilities       94,200         31,400
  Accrued Interest                                          -       (129,700)
  Income taxes payable and refundable                       -       (173,200)
                                                  ------------   ------------
       Net cash flows from operating activities    (1,428,100)    (1,406,900)
                                                  ------------   ------------
CASH FROM INVESTING ACTIVITIES
  Purchase of property and equipment                  (50,700)       (23,800)
  Purchase of capitalized software                    (60,700)
  Refund of deposit on property and equipment          16,000              -
                                                  ------------   ------------
       Net cash flows from investing activities       (95,400)       (23,800)
                                                  ------------   ------------
CASH FROM FINANCING ACTIVITIES
  Principal repayments of long-term debt              (34,000)    (1,119,800)
  Principal repayments of capital lease
    obligations                                        (5,400)       (19,500)
  Repayment of advances from stockholder               (5,500)             -
  Proceeds from long-term debt                      4,552,000
  Proceeds from issuance of common stock            1,184,200              -
                                                  ------------   ------------
       Net cash flows from financing activities     5,691,300     (1,139,300)
                                                  ------------   ------------
EFFECT OF CHANGES IN EXCHANGE RATES                    (6,000)       (20,700)
                                                  ------------   ------------
NET CHANGES IN CASH                                 4,161,800     (2,590,700)
CASH and CASH EQUIVALENTS, beginning of period        164,200      3,102,100
                                                  ------------   ------------
CASH and CASH EQUIVALENTS, end of period          $ 4,326,000    $   511,400
                                                  ============   ============

Supplemental disclosure of Cash Flow information:
  Interest paid                                       $23,200        $13,000
  Income taxes paid (received)                       ($85,700)       $99,800
  Seller financing of equipment acquired
    through capital lease                             $21,000        $12,700

       See accompanying notes to these consolidated financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

BASIS OF PRESENTATION
---------------------
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with the instructions for Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and disclosures normally required by generally accepted accounting principles for complete financial statements or those normally reflected in the Company's Annual Report on Form 10-KSB. The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of results for interim periods. Results of interim periods are not necessarily indicative of the results to be expected for a full year.

     Management has prepared the financial statements on the basis of a going concern which reflects management's assessment through the completion of the current fiscal year. Therefore, the financial statements do not reflect any adjustments that may be required should the Company determine that going concern accounting is not appropriate. The Company's assessment was made, in part, upon forecasted sales resulting from contract negotiations and planned cost and expense controls. However, any projections of future cash needs and cash flows are subject to substantial uncertainty. With regards to sales forecasts developed at the beginning of the current fiscal year, the Company is observing that negotiations are taking longer than anticipated, thereby slowing forecasted cash inflows. If current cash and cash that may be generated from future operations are insufficient to satisfy liquidity requirements, management may be required to substantially downsize operations in order to conserve cash, seek to sell additional debt or equity securities or obtain additional credit facilities from lenders. There can be no assurance that financing of debt or equity securities will be available in amounts or terms acceptable to the Company, if at all.

PRINCIPLES OF CONSOLIDATION AND MINORITY INTEREST
-------------------------------------------------
     The consolidated financial statements of SmartSources.com, Inc. and Subsidiaries include the accounts of its direct and indirect wholly-owned subsidiaries: Nifco Investments, Inc.; SmartSources.com, Technologies, Inc.; Intelli Trade, Inc.; Infer Technologies, Inc.; and Origin Software Corporation. All material intercompany accounts and transactions have been eliminated in consolidation. Minority interest represents the $3,407,000 value of Class B preferred stock of Origin Software Corporation as described in Note 3. The Company owns all issued and outstanding common stock of these subsidiaries, which represents 100% of voting rights.

REVENUE RECOGNITION
-------------------
     The Company recognizes revenue in accordance with American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2 with Respect to Certain Transactions. Revenue from packaged software products is recognized when shipped. Maintenance and subscription revenue is recognized ratably over the contract period. Revenue attributable to significant support is based on the price charged for the undelivered elements and is recognized ratably over the related product's life cycle. Revenue from fixed-price service contracts and software development contracts requiring significant production, modification, or customization are recognized using the percentage-of-completion method. Revenue from service contracts that are based on time incurred is recognized as work is performed.

USE OF ESTIMATES
----------------
     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NET LOSS PER SHARE
------------------
     Net loss per share was computed using the weighted average number of common shares outstanding. Shares associated with stock options and warrants were not included because they are antidilutive.

NEW ACCOUNTING STANDARDS
------------------------
     In June 1998, the Financial Accounting Standards Board issued SFAS
No. 133, Accounting for Derivative Instruments and Hedging Activities. Among other provisions, SFAS No. 133 requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those financial instruments at fair value. Accounting for changes in fair value is dependent on the use of the derivatives and whether such use qualifies as hedging activity. The new standard, as amended, was adopted by the Company in fiscal 2001 and management believes it did not have a material impact on the financial position and results of operations of the Company.


NOTE 2 - LONG-TERM DEBT
-----------------------

LONG-TERM DEBT
--------------
     Long-term debt consists of the following:

                                                 September 30,     March 31,
                                                     2000            2001
                                                 ------------    ------------
Unsecured convertible debenture,
redeemed January 1, 2001, see
explanation below.                               $ 3,297,800               -

Promissory note in the face amount
of $2,860,000, due January 12, 2005,
at a rate of 11% compounded annually,
see description below.                                     -      $2,387,000

Mortgages payable to a Canadian finance
company in monthly installments of
$1,000, including interest at a rate
of 9%, collateralized by real estate of
Technologies and guaranteed by the
majority stockholder, due January 2001.              106,044               -

Mortgages payable to a Canadian finance
company in monthly installments of
$1,200, including interest at a rate
of 7%, collateralized by real estate of
Technologies and guaranteed by the
majority stockholder, due June 2002.                 164,356         148,800

Mortgage payable to a Canadian bank in
monthly installments of $1,700 including
interest at 8.75%, collateralized by real
estate of Technologies and assignment of
rents, guaranteed by the majority stock-
holder, due February 2002.                           149,900         134,200

Capital lease obligations payable in
aggregate monthly installments of $4,339,
including imputed interest at rates ranging
from 9.7% to 11.94%, due at dates from
October 2002 to September 2003.                       93,100          79,000
                                                 ------------    ------------
Total debt                                         3,811,200       2,749,000

Less current portion                              (1,259,400)       (178,500)
                                                 ------------    ------------
Long-term portion                                $ 2,551,800     $ 2,570,500


Long-term debt matures as follows:

     12 months ending March 31,
               2001                                $  178,500
               2002                                   181,000
               2003                                     2,500
               2004                                         0
               2005                                 2,387,000
                                                   ----------
                                                   $2,749,000


PRIVATE PLACEMENT OF CONVERTIBLE DEBENTURE AND STOCK PURCHASE WARRANTS
----------------------------------------------------------------------
     On February 24, 2000, the Company issued a convertible debenture and detachable stock purchase warrants for gross proceeds of $5 million. The debenture matured in February 2005 and bore interest at 7%, which was payable upon maturity, or upon conversion or redemption. The detachable warrants entitled the holder to purchase 330,000 shares of the Company's common stock over a five-year term at an exercise price of $11.10 per share.

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

     A total of $1,330,000 of the $5,000,000 gross proceeds from the private placement was allocated to the detachable stock warrants, based upon the relative fair value of the warrants and the debentures. The value ascribed to the warrants was recorded as a debt discount and an increase in common stock. The discount was being amortized over the five-year term of the debenture using the effective interest method. At March 31, 2000, the balance of the discount was $1, 057, 100.

     Total issue costs, including the fair value of stock warrants issued in lieu of finder's fees, were $502,300, of which $368,700 was allocated to the debenture and $133,600 was allocated to the detachable warrants. The portion of the issue costs attributed to the debenture was recorded as a debt discount and was being amortized over the five-year term of the debenture using the effective interest method. The balance of the discount at March 31, 2000 was $2,082,200. The portion of the issue costs attributed to the warrants was recorded as a reduction of the gross proceeds allocated to the warrants.

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

     On July 12, 2000, the holder elected to convert $250,000 of the debenture plus accrued interest into common stock. As a result of the conversion, $170,800 of the carrying amount of the debenture and 6,800 of accrued interest was reclassified to common stock, and the Company issued 199,700 common shares (Note 4).

     On October 25, 2000, the holder elected to convert $100,000 of the debenture, plus accrued interest, into common stock. As a result of the conversion, $69,000 of long-term debt and $4,700 of accrued interest were reclassified to common stock and the Company issued 506,200 shares (Note 4).

     On November 10, 2000, the Company received a mandatory redemption notice from the holder of the convertible debenture, who claimed the Company failed to obtain an effective registration statement for the shares to be issued upon conversion within 60 days after a "Registration Trigger Date", as that term is defined in the related Registration Rights Agreement. The holder claimed the amount due was $22 million. The Company and the holder negotiated a redemption and exchange agreement (New Agreement) to resolve the claims created in the mandatory redemption notice.

REDEMPTION AND EXCHANGE AGREEMENT OF CONVERTIBLE DEBENTURE AND ISSUANCE OF PROMISSORY NOTE
--------------------------------------------------------------------------
     On January 12, 2001, the Company and the holder of the convertible debenture described in the preceding paragraph, entered into a redemption and exchange agreement whereby the mandatory redemption notice was withdrawn, and warrants for 330,000 shares of the Company's common stock and the amounts payable under the convertible debenture together with the rights thereon were cancelled in exchange for consideration tendered by the Company. Such consideration included a single payment of $1,300,000 and the issuance of a note in the face amount of $2,860,000. The note is due and payable on January 12, 2005, including all accrued but unpaid interest. The note provided for interest at 11% per annum, compounded annually and calls for minimum monthly interest payments of $20,000 beginning on January 12, 2002 through maturity. It is understood that such payments may not be sufficient to pay all accrued interest. The projected amount due at maturity is approximately $3.6 million. The note provides the Company with the option to prepay all or any part of the note. A discount on the remaining balance of the note will be given to the Company for prepayments of principal. The discount is calculated by multiplying 4% times a fraction the denominator of which will be 360 and the numerator of which will be the number of days from the date of the prepayment to the maturity date. The maximum discount available, as calculated on the date of the redemption and exchange agreement was $500,000. The discount on the promissory note is amortized over the term of the instrument, and accretion is recorded in the amount of $10,500 per month. The note also provides for both positive and negative covenants and identifies specific events which could create a default situation that would accelerate the required payments on the note.

     Following the execution of the New Agreement described above, the Company realized an extraordinary gain on debt conversion of $46,800.


NOTE 3 - MINORITY INTEREST
--------------------------

EXCHANGE OF CLASS B REDEEMABLE, EXCHANGEABLE PREFERRED STOCK OF ORIGIN SOFTWARE CORPORATION
----------------------------------------------------------------------
     In connection with the repurchase of certain software rights, the board of directors of the Company's subsidiary, Origin Software, authorized the creation of two types of common stock.

     Class A preferred stock has no par value, 20 million shares are authorized and 11,670,400 shares have been issued for the sole purpose of repurchasing the Origin software rights. The shares are nonvoting and holders of the shares are entitled to 3% cumulative dividends. Effective October 1, 1999, all outstanding shares were redeemed. No value was assigned to these shares.

     Class B preferred stock has a Cdn $1 par value, (US $0.68), 20 million shares are authorized and 5,000,000 shares have been issued. The shares are nonvoting, are redeemable at the option of the holder for Cdn $1 (US $0.68) per share, and have a liquidation preference of Cdn $1 (US $0.68) per share. In the event the holder requires the Company to redeem all or a potion of the shares, the Company may pay for the redemption by issuing a promissory note. The terms of such a note are not specified and would be subject to negotiation.

     Concurrent with the authorization and issuance of the Class B preferred shares, Origin Software and the Company entered into a Share Exchange Agreement (the Agreement) with Columbia Diversified Software Fund (Columbia), whereby Columbia exchanged certain software rights in exchange for the 5,000,000 Class B preferred shares. Under the Agreement, subsequent to October 1, 1999, Columbia has the right to exchange all or part of the Class B preferred shares for an amount of common shares of the Company with market value of Cdn $5 million (not to exceed 5 million common shares reserved for the exchange), based on average trading price during the fourteen-day period immediately prior to exercise. Common shares issued are to be freely tradable but 80%of the shares will be held in trust and released ratably to Columbia over the following four years.

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

     Columbia is contending that the Company has not performed in accordance with the Agreement because the shares of common stock issued in Columbia's name are currently restricted from resale pursuant to applicable securities laws. Based on its contention, Columbia has indicated that it is withdrawing its notice of exchange and has requested that the Company amend the Agreement. Management believes the possibility exists that the Company may negotiate an amendment to the Agreement and ultimately issue additional shares to Columbia, though at present, management is unable to determine what the terms of such an amendment might entail or estimate how many additional shares may be issued. Management is currently conducting a series of meetings with Columbia and expects to reach a resolution to this issue.

     Management has assessed the status of the pending exchange and Columbia's contentions and believes that uncertainty exists about the ultimate outcome of this matter. Accordingly, the $3,407,000 value of the Class B preferred stock of Origin Software continues to be presented as minority interest.


NOTE 4 - CAPITAL STOCK
----------------------

COMMON STOCK
------------
     The Company has a single class of common stock, no par value. Authorized shares total 50 million. There were 12, 561, 500 shares issued and outstanding on March 31, 2001. During the six months ended March 31, 2001, the Company issued 506,200 shares of common stock.

     At March 31, 2001, a total of 5,000,000 common shares are reserved to honor the exchange rights of holders of the Class B preferred shares of Origin Software Corporation, though the number of shares that will ultimately by issued to honor such rights may be significantly less than the total shares reserved. Another 2,925,000 common shares are reserved to honor outstanding stock options and warrants. A large number of shares were reserved to honor the rights of the holder of the convertible debenture, detachable stock warrants and other investment options described in Note 2. On January 24, 2001, following the execution of the New Agreement described in Note 2, the Company cancelled the registration statement whereby 4,719,040 common shares reserved to honor the rights of the holder of the convertible debenture, warrants and investment options, and other investors, had been previously registered.

STOCK OPTION INCENTIVE COMPENSATION PLAN
----------------------------------------
     Effective June 21, 1999, the Company adopted the 1999 Stock Incentive Compensation Plan (the Plan). Under the Plan, the Company may make grants of incentive stock options, nonqualified stock options, and stock awards to employees, officers, directors and consultants of the Company and its subsidiaries for an amount of common shares equal to 10% of issued and outstanding shares, not to exceed 4,000,000 shares. The Company has granted 2,634,000 options. The exercise price of incentive stock options and nonqualified stock options can be no less than the fair value of the Company's common stock on the date of grant. The maximum term of options is ten years; and, unless otherwise modified by the Plan administrator, they vest over four years. Certain options granted to senior management during 1999 vest over two years.

     A summary of the status of the Plan at March 31, 2001 is as follows:

                                                               Weighted-
                                                                Average
                                                   Number       Exercise
                                                  Of Shares      Price
                                                  ----------   ---------
Options outstanding at September 30, 2000         1,385,000       $5.02
  Granted                                                 0           0
  Exercised                                               0           0
  Forfeited                                         120,000       $6.67
                                                  ---------       -----
Options outstanding at March 31, 2001             1,265,000       $4.60

Options exercisable at March 31, 2001               181,250       $5.87


     A summary of stock options outstanding at March 31, 2001 is as follows:

                         Options Outstanding           Options Exercisable
                 ----------------------------------- ------------------------
                               Weighted-
                                Average    Weighted-                Weighted-
Range of                       Remaining    Average                  Average
Exercise            Number    Contractual  Exercise      Number     Exercise
 Prices          Outstanding      Life       Price    Exercisable     Price
------------     -----------  -----------  ---------  -----------   ---------
$2 to $10.25      1,265,000   3.89 years     $4.60      181,250       $5.87

     The Company applies the provision of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations to account for its stock-based awards. Accordingly, costs for employee stock options or issuance of shares is measured as the excess, if any, of the fair value of the Company's common stock at the measurement date over the amount the employee must pay to acquire the stock. No compensation expense was recognized for grants of awards under the Plan during the six months ended March 31, 2001.

OTHER STOCK-BASED COMPENSATION
------------------------------
      During the six months ended March 31, 2001 the Company did not issue options, warrants or any other type of stock-based compensation.


NOTE 5 - RELATED PARTIES
------------------------

The Company is affiliated through common ownership with the following entities:

kTRAVEL SOLUTIONS INC. (kTRAVEL)
--------------------------------
     kTRAVEL is a British Columbia corporation owned by an officer of the Company. During 2000, the Company and kTRAVEL entered into a distribution and support and maintenance agreement whereby kTRAVEL receives 50% of deployment fees for certain customer contracts and receives additional fees for helping provide software support and maintenance to these customers. During the six months ended March 31, 2001, a total of $109,500 fees were incurred to Ktravel. There were accounts payable due to kTRAVEL of $47,000 at March 31, 2001.

VISTA STRATEGIC MANAGEMENT, INC. (VISTA)
----------------------------------------
     Vista is an Ontario corporation partially owned by a Director of the Company. During the six months ended March 31, 2001, Vista provided strategic marketing services to the Company and was paid $95,500 in professional fees. There were accounts payable due to Vista in the amount of $20,400 at March 31, 2001.


NOTE 6 - SEGMENT INFORMATION
----------------------------

SEGMENT INFORMATION
-------------------
     The Company's primary operations consist of the development and sale of trade compliance software products to entities subject to the North American Free Trade Agreement and the development and implementation of internet-based content management software. Other services include international trade consulting. Management assesses the operations of its software sales and development activities and its consulting activities as separate segments. The following tables and schedules summarize certain information about these segments.

                                      Software Sales and Development
                           ---------------------------------------------------
                                                         Inter-
                              Inter-                    national
                             national                     Trade
                               Trade     K-Server      Consulting    Total
                           ------------  ----------    ----------  -----------
THREE MONTHS ENDED
  MARCH 31, 2000
External revenues          $   26,900    $ 258,000     $142,300    $  427,200
Inter-segment revenues              -            -            -             -
Segment income (loss)        (184,100)     (25,000)      36,000      (173,100)
  before tax
Segment assets              1,872,500      542,500      148,500     2,563,500

THREE MONTHS ENDED
  MARCH 31, 2001
External revenues              31,000       93,400      115,800       240,200
Inter-segment revenues              -            -            -             -
Segment income (loss)         (48,900)    (209,700)      17,800      (240,800)
  before tax
Segment assets                726,600      625,600      230,900     1,610,000

SIX MONTHS ENDED
  MARCH 31, 2000
External revenues              91,000      292,000     256,000        639,000
Inter-segment revenues              -            -           -              -
Segment income (loss)        (322,800)    (305,000)     68,700       (559,100)
  before tax
Segment assets              1,872,500      542,500     148,500      2,563,500

SIX MONTHS ENDED
  MARCH 31, 2001
External revenues              54,500      310,600     301,400        666,500
Inter-segment revenues              -            -           -              -
Segment income (loss)        (121,700)    (474,900)    120,200       (476,400)
  before tax
Segment assets                726,600      652,600     230,900      1,610,000

                                                 Three months ended
                                                     March 31,
                                           ------------------------------
                                               2000               2001
                                           ------------      ------------
Total income (loss) before tax for
  reportable segments                      $  (173,100)      $  (240,800)
Corporate headquarters expenses             (2,236,700)         (431,700)
                                           ------------      ------------
Consolidated totals                        $(2,409,800)        $(672,500)

                                                  Six months ended
                                                     March 31,
                                           ------------------------------
                                               2000               2001
                                           ------------      ------------
Total income (loss) before tax for
  reportable segments                      $  (559,100)      $  (476,400)
Corporate headquarters expenses             (2,804,600)       (1,873,900)
                                           ------------      ------------
Consolidated totals                        $(3,363,700)      $(2,350,300)


NOTE 7 - COMMITMENT AND CONTINGENCIES
-------------------------------------

PENDING SHARE EXCHANGE
----------------------
     As described in Note 3, the Company and its subsidiary, Origin Software Corporation, have entered into a Share Exchange Agreement (the Agreement) with Columbia Diversified Software Fund Limited Partnership (Columbia). During 2000, Columbia gave notice of its intention to exercise its exchange rights under the Agreement. However, the exchange was not completed as contemplated, and Columbia subsequently contended that the Company has not complied with the terms of the Agreement, because the shares to be delivered to Columbia upon completion of the exchange were restricted from resale under applicable securities laws.

     Management believes the possibility exists that the Company may negotiate an amendment to the Agreement and ultimately issue additional shares to Columbia, though at present, management is unable to determine what the terms of such an amendment might entail or estimate how many additional shares may be issued. Management is currently conducting a series of meetings with Columbia and expects to reach a resolution to this issue.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
-------------------------------------------------------------------------

OPERATIONS ANALYSIS
-------------------
     During the quarter ended March 31, 2001 we had consolidated revenues of $240,200, operating expenses of $773,200 and an operating loss before interest and depreciation of $547,500.

     Revenues for the three months ended March 31, 2001 decreased 44% as compared to 2000 revenues for the same period, which totaled $427,200. The decrease is a result of the delay in securing new contracts for k-Server and a reduction in sales in the International Trade Products Division, where potential clients have delayed or cancelled their software acquisition budgets in light of the economic slowdown experienced in the quarter.

     Operating expenses include research and development, sales and marketing, and general and administrative expenses. The aggregate of these costs, in the sum of $733,200 for the quarter ended March 31, 2001, decreased 29% when compared to the same period in the previous fiscal year. The decrease was a result of reduced staff at all levels in the organization and the implementation of strict cost-control measures to preserve cash. Management believes that the cost-control strategies that have been implemented throughout the organization have not hindered the company's ability to actively pursue new contracts, or its ability to deliver on those contracts when they are executed.

     Research and development costs for the three months ended March 31, 2001 totaled $197,700 as compared to $243,200 for the same period in the previous fiscal year. This was the result of economies of scale and process efficiencies in the kServerT department, reduced staff levels and cost-control measurements.

     Sales and marketing costs decreased 17% during the quarter, from $231,900 to $193,000 in the period January 1 to March 31, 2000 and 2001, respectively. The decrease is a result of reduced traveling costs associated with sales and marketing efforts and other cost control efforts.

     General and administrative expenses decreased 39%, from $563,200 to $342,500 in the second quarter of fiscal 2000 and 2001, respectively. The company has significantly reduced its legal expenses and other administrative costs. Other cost reductions in traveling, investor relations and a leaner corporate staff contributed to the decrease.

     Amortization and depreciation costs decreased from $141,400 in the second quarter of fiscal 2000 to $60,300 in the second quarter of fiscal 2001. The reduction is primarily the result of the lower carrying value of the ORIGIN(TM) software acquired in May 1999, which was marked down in fiscal 2000.

     Interest expense for the three months ended March 31, 2001 was $128,400, a significant decrease from the $1,646,700 interest expense from the same period in fiscal year 2000. In the quarter ended March 31, 2000, the Company issued a $5 million convertible debenture, which bore interest at a rate of 7% per annum. In addition to the interest charge at 7%, the debenture included a beneficial conversion feature that was immediately exercisable. This circumstance resulted in the immediate recognition of over $1,575,000 of interest expense related to the conversion feature during that quarter. On January 12, 2001, an agreement was reached with the holder of the debenture where the convertible debenture was redeemed and exchanged for consideration of $1,300,000 and a promissory note with a face amount of $2,860,000. The note calls for interest payments at a rate of 11%, compounded annually. The company accrues the interest due on the note on a monthly basis. In the quarter ended March 31, 2001, interest related to the promissory note described above, and more fully in Note 2 of the accompanying financial statements, was accrued in the amount of $68,200. Partial interest payments of $20,000 per month commence in January 2002.

     During the quarter ended March 31, 2001, the company realized an extraordinary gain on debt conversion, arising out of the redemption and exchange agreement reached with the holder of the convertible debenture described above. The company has reported this gain as an extraordinary item as it is a one-time event that is not expected to be repeated in the near future and is not part of the company's normal course of business.

     Net loss during the second quarter of fiscal 2001 was $672,500. In the quarter ended March 31, 2000, we reported a net loss of $2,324,100. The decrease in the net loss was primarily a result of the reduction in interest expense and cost-control measurements aimed at achieving operating efficiency.

     During the six months ended March 31, 2001 the company had consolidated revenues of $666,500, operating expenses of $1,838,400 and an operating loss before interest and depreciation of $1,267,800.

     Revenues for the six months ended March 31, 2001 increased slightly by 4% to $666,500, as compared to 2000 revenues for the same period, which totaled $639,000. The increase was a result of new K-server contracts delivered in the first quarter of fiscal 2001 and increased sales from the International Trade Consulting division within the same period.

     Operating expenses include research and development, sales and marketing, and general and administrative expenses. These costs totaled $1,838,400 in the six months ended March 31, 2001, a $158,900 or 8% reduction from the same period in the previous fiscal year. The decrease was a result of reduced staff at all levels in the organization and cost-control measures to reduce the rate of cash expenditures.

     Research and development costs for the six months ended March 31, 2001 totaled $384,100 as compared to $497,000 for the same period in the previous fiscal year. This was the result of economies of scale and process efficiencies in the kServerT department, reduced staff levels and cost-control measurements. The kServer division believes it is ready to deploy its product effectively and in a timely manner upon the receipt of orders.

     Sales and marketing costs increased 56% during the six months ended March 31, 2001 as compared with the six months ended March 31, 2000, from $372,600 to $581,800, respectively. The increase is a result of increased distribution costs associated with delivery of kServer contracts incurred in the quarter ended December 31, 2001. Other marketing and sales costs, including traveling and printed materials, decreased from the fiscal 2000 six months period to fiscal 2001 six months period.

     General and administrative expenses decreased 23%, from $1,127,700 to $872,500 from the six months ended March 31, 2000 to the six months ended March 31, 2001, respectively. The company has considerably reduced its legal expenses and other administrative costs. Other cost reductions in traveling, investor relations, together with a leaner corporate staff contributed to the decrease.

     Amortization and depreciation costs decreased from $283,700 for the six months ended March 31, 2000 to $123,600 expensed in the six months ended March 31, 2001. The reduction is fundamentally the result of the lower carrying value of the ORIGIN(TM) software acquired in May 1999, which was marked down in fiscal 2000.

     Interest expense for the six months ended March 31, 2001 was $1,074,000 a significant decrease from the $1,657,600 interest expense from the same period in fiscal year 2000. In the six months ended March 31, 2000, the company issued a $5 million convertible debenture, which bore interest at a rate of 7% per annum. In addition to the interest charge at 7%, the debenture included a beneficial conversion feature that was immediately exercisable. This circumstance resulted in the immediate recognition of over $1,575,000 of interest expense related to the conversion feature during that period. During the quarter ended December 31, 2000 the company incurred $946,000 of interest expense, related in part to the accrual of interest on the debenture at 7% per annum and to an interest charge in the amount of $768,100 that resulted from the resolution of a contingently adjustable beneficial conversion feature of such instrument. For the three months ended March 31, 2001, as described above, interest charges related to a promissory note in the face amount of $2,860,000 totaled $68,200.

     Net loss during the six months ended March 31, 2001 was $2,350,300. In the six months ended March 31, 2000, we reported a net loss of $3,278,000. The decrease in the net loss was primarily a result of the reduction in interest expense and cost-control measurements aimed at achieving operating efficiency.

INTERNAL AND EXTERNAL SOURCES OF LIQUIDITY
------------------------------------------
     On March 31, 2001, our cash and cash equivalents totaled $511,400. This represents a $1,983,600 decline as compared to our cash holdings on December 31, 2000 of $2,495,000. The primary factor affecting the decline in cash holdings was a $1,300,000 payment to a holder of a convertible debenture, described in the following paragraph.

     On January 12, 2001, the debenture, warrants and investment options described in Note 2 to the accompanying financial statements were cancelled. On that date, $1,300,000 of the debenture was redeemed for cash and the balance of the debenture and accrued interest, the warrants, and the investment options were exchanged for a non-convertible, non-redeemable, 4 year, 11% promissory note for $2,860,000. Partial interest payments on the note will commence on January 12, 2002 at $20,000 per month. The note provides us with the ability to prepay all or any part of the note. A discount on the remaining balance of the note will be given to the Company for prepayments of principal. The discount will be calculated by multiplying 4% times a fraction, the denominator of which will be 360 and the numerator of which will be the number of days from the date of the prepayment to the maturity date. The maximum discount, as calculated on the date of the redemption and exchange agreement, was $500,000.

     Our need for additional capital and our ability to raise capital have been impacted both positively and negatively by the $1,300,000 redemption described above.

     The Company also experienced an operating deficit in the quarter ended March 31, 2001, as cash outlays were greater than cash inflows from existing contracts and the generation of new business in the period.

     On March 31, 2001, the Company had working capital of $392,200 and a current ratio of 1.69-to-1. The working capital position has declined when compared to the balance at December 31, 2001 when working capital was $999,300. The current ratio improved when compared to the current ratio of 1.5-to-1 at December 31, 2000. The decrease in working capital was a direct result of the operating deficit experienced during the quarter.

     We seek operating and financial stability by pursuing our business fundamentals and have concentrated our efforts during the current fiscal year on sales and marketing activities. Substantial efforts have been devoted to foster a strategic relationship to co-market the k-Server technology in emerging markets currently seeking content management solutions. We are currently working on securing a series of contracts that are expected to significantly contribute towards revenue growth; however, we are finding that the original timing anticipated to obtain purchase contracts has taken longer than we expected. The Company believes it is well-positioned to deliver product in a timely manner upon execution of purchase contracts.

     Management is actively involved in monitoring the profitability and performance of the different segments of the company. The International Trade Products Division experienced difficulty attaining sales quotas, and personnel layoffs were made towards the end of the quarter to reduce segment loss and assist in positioning the division as a self-sustaining business unit.

     The company has implemented a series of cost control measures throughout the organization to reduce the rate of operating cash expenditures and we may be required to implement further adjustments in the coming quarters. The goal to reduce working capital requirements as compared to fiscal 2000 levels continues to be a corporate priority and management feels that progress was made in the quarter ended March 31, 2001 towards that goal.

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

     Capital investing activities during the six months ended March 31, 2001 consisted primarily of purchases of property and equipment, principally computer hardware and software. Capital expenditures, including those under capital leases, totaled $223,500 in fiscal 2000 and $36,500 in the six months ended March 31, 2001. All of these capital acquisitions were made prior to December 31, 2000. We do not expect to incur significant capital expenditures in the remaining months of the current fiscal year.

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

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 is effective for all fiscal quarters beginning with the quarter ending March 31, 2000. SFAS No.133 establishes accounting and reporting standards for derivative instruments, including other contracts, and for hedging activities. We adopted SFAS No. 133 in the quarter ended December 31, 2000 and its adoption did not have an impact on our results of operations, financial position or cash flows.

MATERIAL COMMITMENTS
--------------------
     The Company has not undertaken any material commitments for expenditures as of March 31, 2001.

     One of the three outstanding mortgages on our office in North Vancouver expired in January 2001. We paid the full amount of the mortgage balance to the lender in the amount of $100,000 plus accrued interest.

TRENDS OR UNCERTAINTIES
-----------------------
There are no known trends or uncertainties that will have a material impact on revenues.

                          PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS
-------------------------

REPURCHASE OF ORIGIN SOFTWARE AND ISSUANCE OF PREFERRED SHARES
--------------------------------------------------------------
     In connection with the repurchase of certain software rights from Columbia Diversified Software Fund (Columbia), the Company's subsidiary, Origin Software, issued 5 million shares of Class B preferred stock. Concurrent with the authorization and issuance of the Class B preferred shares, Origin Software and the Company entered into a Share Exchange Agreement (the Agreement) with Columbia Diversified Software Fund (Columbia), whereby Columbia exchanged certain software rights in exchange for the 5,000,000 Class B preferred shares. Under the Agreement, subsequent to October 1, 1999, Columbia has the right to exchange all or part of the Class B preferred shares for an amount of common shares of the Company with market value of Cdn $5 million (not to exceed 5 million common shares reserved for the exchange), based on average trading price during the fourteen-day period immediately prior to exercise. Common shares issued are to be freely tradable but 80%of the shares will be held in trust and released ratably to Columbia over the following four years.

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

     Columbia is contending that the Company has not performed in accordance with the Agreement because the shares of common stock issued in Columbia's name are currently restricted from resale pursuant to applicable securities laws. Based on its contention, Columbia has indicated that it is withdrawing its notice of exchange and has requested that the Company amend the Agreement. Management believes the possibility exists that the Company may negotiate an amendment to the Agreement and ultimately issue additional shares to Columbia, though at present, management is unable to determine what the terms of such an amendment might entail or estimate how many additional shares may be issued. Management is currently conducting a series of meetings with Columbia and expects to reach a resolution to this issue.

     Management has assessed the status of the pending exchange and Columbia's contentions and believes that uncertainty exists about the ultimate outcome of this matter. Accordingly, the $3,407,000 value of the Class B preferred stock of Origin Software continues to be presented as minority interest.

     No litigation related to this transaction has started.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS
---------------------------------------------------
          None.



ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
-----------------------------------------
          None.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------------------------------------------------------------
          None.


ITEM 5.   OTHER INFORMATION
-------------------------
          None.


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

          EXHIBITS
          --------
          11.0 Computation of Earnings Per Share

          REPORTS ON FORM 8-K
          -------------------
          None.

                                 SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   SMARTSOURCES.COM, INC.


DATE:  May 15, 2001                By:  /s/Nathan Nifco
                                        ---------------------------------
                                        Nathan Nifco, Chairman and C.E.O.