Form 10QSB
period 2001-06-30
SMARTSOURCES COM INC
filed 2001-08-14
CIK 827082

                              UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                               FORM 10-QSB
(Mark one)

       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended June 30, 2001

                                    OR

          [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                         THE EXCHANGE ACT OF 1934

               For the transition period from ____ to ____
                   Commission file number  33-1933 3-D


                               INFERTEK, INC.
           (formerly Smartsources.com, a Washington corporation,
              Smartsources.com, Inc., a Colorado corporation,
                   Innovest Capital Sources Corporation,
          Telco Communications, Inc. and Cody Capital Corporation)
    -----------------------------------------------------------------
    (Exact name of small business issuer as specified in its charter)


      Washington                                          98-0352034
---------------------------------                    ---------------------
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

                   APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 30, 2001, 12,561,500 shares of common stock of the Registrant were outstanding.

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

                        INFERTEK, INC. AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEET
                      SEPTEMBER 30, 2000 and JUNE 30, 2001

                                             September 30,      June 30
                                                  2000           2001,
                                                              (Unaudited)
                                             -------------     ------------
CURRENT ASSETS
Cash and cash equivalents                     $ 3,102,100      $   160,100
Trade accounts receivable, net                    402,100          406,600
Income tax refundable                                   -           28,100
Prepaid expenses                                   40,000           79,400
                                              ------------     ------------
   Total current assets                         3,544,200          674,200

CAPITALIZED SOFTWARE COSTS and
PURCHASED SOFTWARE RIGHTS, net                    457,700          335,000
PROPERTY and EQUIPMENT, net                       867,600          792,000
OTHER ASSETS                                       38,400           46,700
                                              ------------     ------------
      TOTAL ASSETS                              4,907,900        1,847,900


CURRENT LIABILITIES
Accounts payable and accrued liabilities          259,100          289,400
Interest payable                                  197,900          120,000
Income tax payable                                186,900          101,300
Deferred revenue                                   42,900           89,200
Current portion of long-term debt               1,259,400          335,100
                                              ------------     ------------
   Total current liabilities                    1,946,200          935,000

LONG-TERM LIABILITIES
Interest payable                                        -           26,800
Long-term debt, net of current portion          2,551,800        2,446,400
Deferred tax liability                             72,500           58,800
                                              ------------     ------------
   Total liabilities                            4,570,500        3,467,000

COMMITMENTS and CONTINGENCIES
MINORITY INTEREST                               3,407,000        3,407,000
STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, 50 million shares authorized,
  12,055,300 and 12,561,500 shares
  outstanding on September 30, 2000 and
  June 30, 2001, respectively.                  6,871,300        7,614,100
Accumulated other comprehensive income            106,900           88,100
Accumulated equity (deficit)                   (9,311,100)     (12,310,800)
Deferred compensation                            (736,700)        (417,500)
                                              ------------     ------------
   Total stockholders' equity                  (3,069,600)      (5,026,100)
                                              ------------     ------------
      TOTAL LIABILITIES and STOCKHOLDERS'
      EQUITY                                  $ 4,907,900      $ 1,847,900

       See accompanying notes to these consolidated financial statements.

                                 INFERTEK INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF OPERATIONS - UNAUDITED
                      Quarter and nine months ended June 30, 2001 and 2000


<Caption:
                                        For the three months ended      For the nine months ended
                                       ----------------------------     ----------------------------
                                          June 30,        June 30,       June 30,        June 30,
                                            2000            2001           2000            2001
                                       ------------    ------------    ------------     ------------
                                                               (UNAUDITED)
REVENUES                               $   499,000     $   421,900     $ 1,137,600      $ 1,088,400

COST OF SALES                              145,000          71,100         244,400          167,000
                                       ------------    ------------    ------------     ------------
GROSS PROFIT                               354,000         350,800         893,200          921,400

OPERATING EXPENSES, EXCLUSIVE OF
DEPRECIATION AND AMORTIZATION
  Research & Development                   262,600         205,800         759,500          589,900
  Sales and Marketing                      239,000         253,600         611,500          835,400
  General and Administrative               625,500         353,400       1,753,300        1,225,900
                                       ------------    ------------    ------------     ------------
                                         1,127,100         812,800       3,124,300        2,651,200
                                       ------------    ------------    ------------     ------------
OPERATING LOSS, BEFORE DEPRECIATION
AND AMORTIZATION                          (773,100)       (462,000)     (2,231,100)      (1,729,800)
                                       ------------    ------------    ------------     ------------

Depreciation and amortization               136,600          68,200         420,300          191,800
                                       ------------    ------------    ------------     ------------
OPERATING LOSS                            (909,700)       (530,200)     (2,651,400)      (1,921,600)
                                       ------------    ------------    ------------     ------------
OTHER INCOME (EXPENSE)
  Interest income                           59,700           3,300          95,200           59,200
  Interest and financing costs            (173,800)       (122,700)     (1,831,400)      (1,196,700)
  Other income (expense)                         -             200               -           12,600
                                       ------------    ------------    ------------     ------------
                                          (114,100)       (119,200)     (1,736,200)      (1,124,900)
                                       ------------    ------------    ------------     ------------
NET LOSS BEFORE INCOME TAXES            (1,023,800)       (649,400)     (4,387,600)      (3,046,500)
                                       ------------    ------------    ------------     ------------
PROVISION (RECOVERY) FOR
INCOME TAXES                                (6,100)              -         (91,800)               -
                                       ------------    ------------    ------------     ------------
NET LOSS BEFORE EXTRAORDINARY
GAIN                                    (1,017,700)       (649,400)     (4,295,800)      (3,046,500)

EXTRAORDINARY GAIN FROM DEBT
CONVERSION                                       -               -               -           46,800
                                       ------------    ------------    ------------     ------------
NET LOSS                               $(1,017,700)    $  (649,400)    $(4,295,800)     $(2,999,700)

BASIC AND DILUTED LOSS PER SHARE
Net loss per share before
  extraordinary gain                        ($0.09)         ($0.05)         ($0.36)          ($0.24)
Extraordinary gain per share                     -           $0.00               -            $0.00

Net Loss per share                          ($0.09)         ($0.05)         ($0.36)          ($0.24)

Weighted average common shares
  outstanding (basic and diluted)       11,855,600      12,561,500      11,782,600       12,516,500

       See accompanying notes to these consolidated financial statements.


                    INFERTEK, INC. AND SUBSIDIARIES
            CONSOLIDATED STATEMENT OF CASH FLOWS - UNAUDITED
                Nine months ended June 30, 2000 and 2001

                                                    For the nine months ended
                                                   ----------------------------
                                                     June 30,       June 30,
                                                       2000           2001
                                                   ------------   ------------
                                                           (UNAUDITED)
CASH FROM OPERATING ACTIVITIES
------------------------------
 Net Income (Loss)                                 $(4,295,800)   $(2,999,700)

ADJUSTMENTS TO RECONCILE NET INCOME (LOSS)
TO NET CASH FROM OPERATING ACTIVITIES
 Depreciation and amortization                         420,300        191,800
 Stock-based compensation                              232,000        319,200
 Accretion of debt discount                            120,500        155,500
 Accrued interest expense from intrinsic
  value of conversion feature of long-term debt      1,676,000        768,100
 Realized gain on long-term debt conversion                           (46,800)

CHANGES IN OPERATING ASSETS AND LIABILITIES
 Trade accounts receivable                            (102,900)       (21,800)
 Other assets                                          (29,300)       (37,900)
 Accounts payable and other accrued liabilities        162,900         38,100
 Accrued interest                                            -        (51,000)
 Deferred revenue                                                      60,600
 Income taxes payable and refundable                         -       (118,300)
                                                   ------------   ------------
   Net cash flows from operating activities         (1,816,300)    (1,742,200)
                                                   ------------   ------------

CASH FROM INVESTING ACTIVITIES
------------------------------
 Purchase of property and equipment                    (81,300)       (28,600)
 Purchase of capitalized software                      (80,200)       (20,800)
 Refund of deposit on property and equipment            16,100              -
                                                   ------------   ------------
   Net cash flows from investing activities           (145,400)       (49,400)
                                                   ------------   ------------

CASH FROM FINANCING ACTIVITIES
------------------------------
 Principal repayments of long-term debt                (50,400)    (1,135,600)
 Principal repayments of capital lease obligations     (14,600)       (20,000)
 Repayment of advances from stockholder                (24,600)             -
 Proceeds from long-term debt                        4,552,000
 Proceeds from issuance of common stock              1,184,200              -
                                                   ------------   ------------
   Net cash flows from financing activities          5,646,600     (1,155,600)
                                                   ------------   ------------

EFFECT OF CHANGES IN EXCHANGE RATES                    (19,500)         5,200
                                                   ------------   ------------
NET CHANGES IN CASH                                  3,665,400     (2,942,000)
CASH and CASH EQUIVALENTS, beginning of period         164,200      3,102,100
                                                   ------------   ------------
CASH and CASH EQUIVALENTS, end of period            $3,829,600       $160,100
                                                   ============   ============

Supplemental disclosure of Cash Flow information:
 Interest paid                                         $35,000       $324,500
 Income taxes paid (received)                         ($91,800)       $90,000
 Seller financing of equipment acquired through
  capital lease                                         98,000         12,700

       See accompanying notes to these consolidated financial statements.

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

BASIS OF PRESENTATION
---------------------
     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting and in accordance with the instructions for Form 10-QSB and Item 310 of Regulation S-X. Accordingly, they do not include all of the information and disclosures normally required by generally accepted accounting principles for complete financial statements or those normally reflected in the Company's Annual Report on Form 10-KSB. The financial information included herein reflects all adjustments (consisting of normal recurring adjustments) that are, in the opinion of management, necessary for a fair presentation of results for interim periods. Results of interim periods are not necessarily indicative of the results to be expected for a full year.

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

LIQUIDITY AND FINANCIAL RESOURCES
---------------------------------
     On June 30, 2001, the Company's cash and cash equivalents totaled $160,100. The Company has experienced operating deficits since inception and its cash position has declined when compared to the immediately preceding quarters. The Company seeks operating and financial stability by pursuing its business fundamentals and has concentrated efforts during the current fiscal year on sales and marketing activities. However, it recognizes that the timing required to obtain purchase contracts has been longer than originally expected and as result, anticipates it will incur operating losses in the coming quarters. The funding of anticipated operating losses will require working capital in excess of the Company's current cash reserves, which the Company believes are sufficient to sustain its operations at current levels until at least October 2001.

     To address its liquidity concerns, the company will continue to sustain a series of cost control measures and may be required to implement further adjustments in the coming months. The Company is also focused in closing additional purchase orders to increase cash inflows from operations. Notwithstanding the above, the Company may require additional funds to support its immediate working capital demand or for other purposes and may seek to raise additional funds through public or private equity financings or from other sources, including traditional banking instruments and/or factoring of accounts receivable. The Company does not currently have any commitments from any third party to provide additional financing and there can be no assurance that additional financing will be available on acceptable terms, if at all. Obtaining financing upon satisfactory terms may prove difficult until the dispute with Columbia Diversified Software Fund is resolved (see Item 1, Note 3
- Minority Interest). If adequate funds are not available or are not available on acceptable terms, the Company may be unable to develop or enhance our products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on its business, financial condition and operating results. Under those circumstances, the Company may be forced to materially reduce the scope of, or terminate, its operations.

PRINCIPLES OF CONSOLIDATION AND MINORITY INTEREST
-------------------------------------------------
     On June 14, 2001 the Company changed its state of incorporation to Washington from Colorado and on June 15, 2001, the Company's corporate name was changed from "Smartsources.com, Inc." to "Infertek, Inc.," and its new trading symbol on the OTC Bulletin Board is now "IFRK." One of the Company's wholly-owned subsidiaries also changed its name, from SmartSources.com Technologies Inc. to Infertek Technologies Inc., effective July 3, 2001.

     The consolidated financial statements of Infertek, Inc. and Subsidiaries include the accounts of its direct and indirect wholly-owned subsidiaries:
Nifco Investments, Inc.; Infertek Technologies, Inc.; Intelli Trade, Inc.; Infer Technologies, Inc.; and Origin Software Corporation. All material intercompany accounts and transactions have been eliminated in consolidation. Minority interest represents the $3, 407, 000 value of Class B preferred stock of Origin Software Corporation as described in Note 3. The Company owns all issued and outstanding common stock of these subsidiaries, which represents 100% of voting rights.

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

NEW ACCOUNTING STANDARDS
------------------------
      In June 1998, the Financial Accounting Standards Board issued SFAS
No. 133, Accounting for Derivative Instruments and Hedging Activities. Among other provisions, SFAS No. 133 requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those financial instruments at fair value. Accounting for changes in fair value is dependent on the use of the derivatives and whether such use qualifies as hedging activity. The standard, as amended, was adopted by the Company in fiscal 2001 and management believes it did not have a material impact on the financial position and results of operations of the Company.


NOTE 2 - LONG-TERM DEBT
-----------------------

LONG-TERM DEBT
--------------
     Long-term debt consists of the following:

                                                September 30,      June 30,
                                                     2000            2001
                                                ------------     ------------
Unsecured convertible debenture,
  redeemed January 1, 2001, see
  explanation below.                            $ 3,297,800      $         -

Promissory note in the face amount
  of $2,860,000, due January 12,
  2005, at a rate of 11% compounded
  annually, see description below.                        -        2,418,500

Mortgages payable to a Canadian finance
  company in monthly installments of
  $1,000, including interest at a rate
  of 9%, collateralized by real estate of
  Technologies and guaranteed by the
  majority stockholder, due January 2001.           106,000                -

Mortgages payable to a Canadian finance
  company in monthly installments of
  $1,200, including interest at a rate
  of 7%, collateralized by real estate of
  Technologies and guaranteed by the
  majority stockholder, due June 2002.              164,400          153,000

Mortgage payable to a Canadian bank in
  monthly installments of $1,700 including
  interest at 8.75%,collateralized by real
  estate of Technologies and assignment of
  rents, guaranteed by the majority
  stockholder, due February 2002.                   149,900          138,000

Capital lease obligations payable in
  aggregate monthly installments of $4,339,
  including imputed interest at rates
  ranging from 9.7% to 11.94%, due at
  dates from October 2002 to September 2003.         93,100           72,000
                                                ------------     ------------
Total debt                                        3,811,200        2,781,500
Less current portion                             (1,259,400)        (335,100)
                                                ------------     ------------
Long-term portion                               $ 2,551,800      $ 2,446,400

Long-term debt matures as follows:


  12 months ending June 30,
  -------------------------
             2001                           $   335,100
             2002                                26,700
             2003                                 1,300
             2004                                     0
             2005                             2,418,400
                                            -----------
                                            $ 2,781,500


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

     A total of $1,330,000 of the $5,000,000 gross proceeds from the private placement was allocated to the detachable stock warrants, based upon the relative fair value of the warrants and the debentures. The value ascribed to the warrants was recorded as a debt discount and an increase in common stock. The discount was being amortized over the five-year term of the debenture using the effective interest method. At June 30, 2000, the balance of the discount was $1, 057, 100.

     Total issue costs, including the fair value of stock warrants issued in lieu of finder's fees, were $502,300, of which $368,700 was allocated to the debenture and $133,600 was allocated to the detachable warrants. The portion of the issue costs attributed to the debenture was recorded as a debt discount and was being amortized over the five-year term of the debenture using the effective interest method. The balance of the discount at June 30, 2000 was $2, 082, 200. The portion of the issue costs attributed to the warrants was recorded as a reduction of the gross proceeds allocated to the warrants.

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

     On November 10, 2000, the Company received a mandatory redemption notice from the holder of the convertible debenture, who claimed the Company failed to obtain an effective registration statement for the shares to be issued upon conversion within 60 days after a "Registration Trigger Date", as that term is defined in the related Registration Rights Agreement. The holder claimed the amount due was $22 million. ,The Company and the holder negotiated a redemption and exchange agreement (New Agreement) to resolve the claims created in the mandatory redemption notice.

REDEMPTION AND EXCHANGE AGREEMENT OF CONVERTIBLE DEBENTURE AND ISSUANCE OF PROMISSORY NOTE
------------------------------------------------------------------------------
     On January 12, 2001, the Company and the holder of the convertible debenture described in the preceding paragraph, entered into a redemption and exchange agreement whereby the mandatory redemption notice was withdrawn, and warrants for 330,000 shares of the Company's common stock and the amounts payable under the convertible debenture together with the rights thereon were cancelled in exchange for consideration tendered by the Company. Such consideration included a single payment of $1,300,000 and the issuance of a note in the face amount of $2,860,000. The note is due and payable on January 12, 2005, including all accrued but unpaid interest. The note provided for interest at 11% per annum, compounded annually and calls for minimum monthly interest payments of $20,000 beginning on January 12, 2002 through maturity. It is understood that such payments may not be sufficient to pay all accrued interest. The projected amount due at maturity is approximately $3.6 million. The note provides the Company with the option to prepay all or any part of the note. A discount on the remaining balance of the note will be given to the Company for prepayments of principal. The discount is calculated by multiplying 4% times a fraction the denominator of which will be 360 and the numerator of which will be the number of days from the date of the prepayment to the maturity date. The maximum discount available, as calculated on the date of the redemption and exchange agreement was $500,000. The discount on the promissory note is amortized over the term of the instrument, and accretion is recorded in the amount of $10,500 per month. The note also provides for both positive and negative covenants and identifies specific events, which could create a default situation that would accelerate the required payments on the note.

     Following the execution of the New Agreement described above, the Company realized an extraordinary gain on debt conversion of $47,000.


NOTE 3 - MINORITY INTEREST
--------------------------

EXCHANGE OF CLASS B REDEEMABLE, EXCHANGEABLE PREFERRED STOCK OF ORIGIN SOFTWARE CORPORATION
-----------------------------------------------------------------------
     In connection with the repurchase of certain software rights, the board of directors of the Company's subsidiary, Origin Software, authorized the creation of two types of common stock.

     Class A preferred stock has no par value, 20 million shares are authorized and 11,670,400 shares have been issued for the sole purpose of repurchasing the Origin software rights. The shares are nonvoting and holders of the shares are entitled to 3% cumulative dividends. Effective October 1, 1999, all outstanding shares were redeemed. No value was assigned to these shares.

     Class B preferred stock has a Cdn $1 par value (US$0.68), 20 million shares are authorized and 5,000,000 shares have been issued. The shares are nonvoting, are redeemable at the option of the holder for Cdn $1 per share, and have a liquidation preference of Cdn $1 per shares. In the event the holder requires the Company to redeem all or a potion of the shares, the Company may pay for the redemption by issuing a promissory note. The terms of such a note are not specified and would be subject to negotiation.

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

     Columbia is contending that the Company has not performed in accordance with the Agreement because the shares of common stock issued in Columbia's name are currently restricted from resale pursuant to applicable securities laws. Based on its contention, Columbia has indicated that it is withdrawing its notice of exchange and has requested that the Company amend the Agreement. Management believes the possibility exists that the Company may negotiate an amendment to the Agreement and ultimately issue additional shares to Columbia, though at present, management is unable to determine what the terms of such an amendment might entail or estimate how many additional shares may be issued. Management is currently conducting a series of meetings with Columbia in an attempt to reach a resolution to this issue soon.

     Management has assessed the status of the pending exchange and Columbia's contentions and believes that uncertainty exists about the ultimate outcome of this matter. Accordingly, the $3,407,000 value of the Class B preferred stock of Origin Software continues to be presented as minority interest.


NOTE 4 - CAPITAL STOCK
----------------------

COMMON STOCK
------------
     The Company has a single class of common stock, no par value. Authorized shares total 50 million. There were 12, 561, 500 shares issued and outstanding on June 30, 2001. During the nine months ended June 30, 2001, the Company issued 506,200 shares of common stock.

     At June 30, 2001, a total of 5,000,000 common shares are reserved to honor the exchange rights of holders of the Class B preferred shares of Origin Software Corporation, though the number of shares that will ultimately by issued to honor such rights may be significantly less than the total shares reserved. Another 2,940,000 common shares are reserved to honor outstanding stock options and warrants. A large number of shares were reserved to honor the rights of the holder of the convertible debenture, detachable stock warrants and other investment options described in Note 2. On January 24, 2001, following the execution of the New Agreement described in Note 2, the Company cancelled the registration statement whereby 4,719,040 common shares reserved to honor the rights of the holder of the convertible debenture, warrants and investment options, and other investors, had been previously registered.

STOCK OPTION INCENTIVE COMPENSATION PLAN
----------------------------------------
     Effective June 21, 1999, the Company adopted the 1999 Stock Incentive Compensation Plan (the Plan). Under the Plan, the Company may make grants of incentive stock options, nonqualified stock options, and stock awards to employees, officers, directors and consultants of the Company and its subsidiaries for an amount of common shares equal to 10% of issued and outstanding shares, not to exceed 4,000,000 shares. The Company has granted 3,919,000 options. The exercise price of incentive stock options and nonqualified stock options can be no less than the fair value of the Company's common stock on the date of grant. The maximum term of options is ten years; and, unless otherwise modified by the Plan administrator, they vest over four years. Certain options granted to senior management during 1999 vest over two years.

A summary of the status of the Plan at June 30, 2001 is as follows:

                                                               Weighted-
                                                 Number         Average
                                               Of Shares     Exercise Price
                                               ---------     --------------
Options outstanding at September 30, 2000      1,385,000         $5.02
Granted                                        1,285,000         $0.15
Exercised                                              0             0
Forfeited                                        140,000         $6.34
                                               ---------         -----
Options outstanding at June 30, 2001           2,530,000         $2.34
Options exercisable at June 30, 2001             497,507         $4.51


A summary of stock options outstanding at June 30, 2001 is as follows:

               Options Outstanding                      Options Exercisable
----------------------------------------------------- -----------------------
                               Weighted-
                                Average     Weighted-   Weighted-
Range of                       Remaining     Average     Average
Exercise            Number    Contractual    Exercise     Number      Exercise
 Prices          Outstanding      Life        Price    Exercisable     Price
--------         -----------  -----------   ---------  -----------   ---------
$ 0.15            1,285,000        5          $ 0.15            0     $ 0.15
$ 2                 341,670        4          $ 2         157,919     $ 2
$ 4                 191,668        4          $ 4           7,919     $ 4
$ 5.5               395,000       3.03        $ 5.5       292,500     $ 5.5
$ 6                 191,662        4          $ 6           7,919     $ 6
$ 7                 100,000       3.5         $ 7          25,000     $ 7
$10.25               25,000       3.5         $10.25        6,250     $10.25
---------------   ---------    ----------     ------      -------     ------
$0.15 to $10.25   2,530,000    4.33 years     $ 2.34      497,507     $ 4.51


     The Company accounts for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and related interpretations. This method recognizes compensation cost as the amount by which the fair value of the stock received exceeds the exercise price at the date of grant.

OTHER STOCK-BASED COMPENSATION
------------------------------
     During the nine months ended June 30, 2001 the Company did not issue options, warrants or any other type of stock-based compensation.


NOTE 5 - RELATED PARTIES
------------------------
     The Company is affiliated through common ownership with the following entities:

     kTRAVEL SOLUTIONS INC. (kTRAVEL)
     --------------------------------
     kTRAVEL is a British Columbia corporation owned by an officer of the Company. During 2000, the Company and kTRAVEL entered into a distribution and support and maintenance agreement whereby kTRAVEL receives 50% of deployment fees for certain customer contracts and receives additional fees for helping provide software support and maintenance to these customers. During the three and nine months ended June 30, 2001, a total of $35,500 and $145,000 fees, respectively, were incurred to Ktravel. There were accounts payable due to kTRAVEL of $62,000 at June 30, 2001.

     VISTA STRATEGIC MANAGEMENT, INC. (VISTA)
     ----------------------------------------
     Vista is an Ontario corporation partially owned by a Director of the Company. During the three and nine months ended June 30, 2001, Vista provided strategic marketing services to the Company in the amounts of $35,000 and $131,000, respectively. There were accounts payable due to Vista in the amount of $28,000 at June 30, 2001.


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

                                      Software Sales and Development
                                      ------------------------------   International
                                       International                       Trade
                                           Trade         K-Server        Consulting       Total
                                       --------------  ------------    -------------   ------------
THREE MONTHS ENDED JUNE 30, 2000
External revenues                      $   91,000       $ 240,000        $ 168,000     $  499,000
Inter-segment revenues                          -               -                -              -
Segment income (loss) before tax          (90,700)       (198,000)          81,200       (207,500)
Segment assets                          1,633,500         659,000          195,000      2,487,500

THREE MONTHS ENDED JUNE 30, 2001
External revenues                          18,100         261,400          142,400        421,900
Inter-segment revenues                          -               -                -              -
Segment income (loss) before tax          (51,700)       (104,600)          (4,600)      (160,900)
Segment assets                            738,300         700,300          257,600      1,696,200

NINE MONTHS ENDED JUNE 30, 2000
External revenues                         182,000         531,500          424,100      1,137,600
Inter-segment revenues                          -               -                -              -
Segment income (loss) before tax         (413,500)       (503,000)         150,000       (766,500)
Segment assets                          1,633,500         659,000          195,000      2,487,500

NINE MONTHS ENDED JUNE 30, 2001
External revenues                          72,600         572,000          443,800      1,088,400
Inter-segment revenues                          -               -                -              -
Segment income (loss) before tax         (173,400)       (579,600)         115,600       (637,400)
Segment assets                            738,300         700,300          257,600      1,696,200

                                              Three months ended June 30,
                                            --------------------------------
                                                 2000                2001
                                            -------------       ------------
Total income (loss) before tax for
  reportable segments                         ($207,500)          ($160,800)
Corporate headquarters expenses                (816,300)           (488,600)
Consolidated totals                         ($1,023,800)          ($649,400)

                                              Nine months ended June 30,
                                            -------------------------------
                                                 2000                2001
                                            -------------       ------------
Total income (loss) before tax for
  reportable segments                         ($766,500)          $(637,200)
Corporate headquarters expenses              (3,621,100)         (2,362,500)
Consolidated totals                         ($4,387,600)        ($2,999,700)



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

     Management believes the possibility exists that the Company may negotiate an amendment to the Agreement and ultimately issue additional shares to Columbia, though at present, management is unable to determine what the terms of such an amendment might entail or estimate how many additional shares may be issued. Management is currently conducting a series of meetings with Columbia in an attempt to resolve this issue.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
------------------------------------------------------------------------------

     Those statements contained in the Quarterly Report on Form 10-QSB which are not historical facts are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. When included in the Quarterly Report, the words "if," "should," "may," "there can be no assurance that," "expect," "we seek" and analogous expressions are intended to identify forward-looking statements. Such statements inherently are subject to a variety of uncertainties and risks that could cause actual outcome to differ materially from those anticipated. These forward-looking statements speak only as of the date of this Quarterly Report. Registrant expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statement contained in this Quarterly Report to reflect any change in registrant's expectations with regard to the same or any change in events, conditions or circumstances on which any statement is based.

OPERATIONS ANALYSIS:
-------------------
     During the quarter ended June 30, 2001 we had consolidated revenues of $421,900, operating expenses of $812,800 and an operating loss before interest and depreciation of $462,000.

     Revenues for the three months ended June 30, 2001 decreased 15% as compared to 2000 revenues for the same period, which totaled $499,000. The decrease is a result of the delay in securing new contracts for k-Server and a reduction in sales in the International Trade Products Division, where potential clients have delayed or cancelled their software acquisition budgets in light of the economic slowdown experienced in the current fiscal year.

     Cost of sales for the quarter ended June 30, 2001 totaled $71,100 as compared to $145,000 for the quarter ended June 30, 2000, when a significant portion of cost of sales came from the cost purchasing certain software that was immediately resold to a client of the Company.

     Operating expenses include research and development, sales and marketing, and general and administrative expenses. The aggregate of these costs, in the sum of $812,800 for the quarter ended June 30, 2001, decreased 28% when compared to the same period in the previous fiscal year. The decrease was a result of reduced staff levels at all levels in the organization and the implementation of strict cost-control measures to preserve cash. Management believes that the cost-control strategies that have been implemented throughout the organization have not hindered the company's ability to actively pursue new contracts, or its ability to deliver on those contracts when they are executed.

     Research and development costs for the three months ended June 30, 2001 totaled $205,800 as compared to $262,600 for the same period in the previous fiscal year. This was the result of economies of scale and process efficiencies in the kServerT department, reduced staff levels and cost-control measurements.

     In the quarter ended June 30, 2001 sales and marketing costs increased to $253,600 when compared to costs incurred in the third quarter of fiscal 2000 of $239,000 mainly as a result of an increase in the allowance for doubtful accounts stemming from certain accounts receivables held by the International Trade Consulting Division for which payment is contingent on certain events outside of the control of the Company. Also, the company continues to incur significant business development costs aimed at increasing its revenue base in the coming quarters.

     General and administrative expenses decreased 44%, from $625,500 to $353,400 in the third quarter of fiscal 2000 and 2001, respectively. The company has significantly reduced its legal expenses and other administrative costs. Other cost reductions in traveling, investor relations and a leaner corporate staff contributed to the decrease.

     Amortization and depreciation costs decreased from $136,600 in the third quarter of fiscal 2000 to $68,200 in the third quarter of fiscal 2001. The reduction is primarily the result of the lower carrying value of the ORIGIN(TM) software acquired in May 1999, which was marked down in fiscal 2000.

     Interest expense for the three months ended June 30, 2001 was $122,700, a 29% decrease from the $173,800 interest expense from the same period in fiscal year 2000, which results from a reduction in the Company's outstanding balances due on its mortgages and from a reduction of accrued interest due to the holders of a promissory note as compared to the accrual of interest computed last year in relationship with a convertible debenture that was then outstanding.

     Net loss during the third quarter of fiscal 2001 was $649,400. In the quarter ended June 30, 2000, we reported a net loss of $1,017,700. The decrease in the net loss was primarily a result of the reduction in operating and interest expenses aimed at achieving operating efficiency.

     During the nine months ended June 30, 2001 the company had consolidated revenues of $1,088,400, operating expenses of $2,651,200 and an operating loss before interest and depreciation of $1,729,800.

     Revenues for the nine months ended June 30, 2001 decreased slightly by 4% to $1,088,400, as compared to 2000 revenues for the same period, which totaled $1,137,600.

     Cost of sales for the nine months ended June 30, 2001 totaled $167,000 as compared to $244,400 for the nine months ended June 30, 2001, when a significant portion of cost of sales came from the cost purchasing certain software that was immediately resold to a client of the Company

     Operating expenses include research and development, sales and marketing, and general and administrative expenses. These costs totaled $2,651,200 in the nine months ended June 30, 2001, a $473,100 or 15% reduction from the same period in the previous fiscal year. The decrease was a result of reduced staff levels at all levels in the organization and cost-control measures to reduce the rate of cash expenditures.

     Research and development costs for the nine months ended June 30, 2001 totaled $589,900 as compared to $759,500 for the same period in the previous fiscal year. This was the result of economies of scale and process efficiencies in the kServerT department, reduced staff levels and cost-control measurements. The kServer division has been able to deploy its product effectively and in a timely manner upon the receipt of orders.

     Sales and marketing costs increased 37% during the nine months ended June 30, 2001 as compared to the nine months ended June 30, 2000, to $835,400 from $611,500, respectively. The increase is mainly a result of increased distribution costs associated with the delivery of kServer contracts and an increase in the allowance for doubtful accounts. However, certain marketing and sales costs, including traveling and printed materials, decreased from the fiscal 2000 nine months period to the fiscal 2001 nine months period.

     General and administrative expenses decreased 30%, from $1,753,300 to $1,225,900 for the nine months ended June 30, 2000 to the nine months ended June 30, 2001, respectively. The company has considerably reduced its legal expenses and other administrative costs. Other cost reductions in traveling, investor relations, together with a leaner corporate staff contributed to the decrease.

     Amortization and depreciation costs decreased from $420,300 for the nine months ended June 30, 2000 to $191,800 expensed in the nine months ended June 30, 2001. The reduction is fundamentally the result of the lower carrying value of the ORIGIN(TM) software acquired in May 1999, which was marked down in fiscal 2000.

     Interest expense for the nine months ended June 30, 2001 was $1,196,700 a significant decrease from the $1,831,400 interest expense from the same period in fiscal year 2000. In the nine months ended June 30, 2000, the company issued a $5 million convertible debenture, which bore interest at a rate of 7% per annum. In addition to the interest charge at 7%, the debenture included a beneficial conversion feature that was immediately exercisable. This circumstance resulted in the immediate recognition of over $1,575,000 of interest expense related to the conversion feature during that period. During the quarter ended December 31, 2000 the company incurred $946,000 of interest expense, related in part to the accrual of interest on the debenture at 7% per annum and to an interest charge in the amount of $768,100 that resulted from the resolution of a contingently adjustable beneficial conversion feature of such instrument. For the six months ended June 30, 2001, as described above, interest charges related to a promissory note in the face amount of $2,860,000 totaled $146,850.

     Net loss during the nine months ended June 30, 2001 was $2,999,700. In the nine months ended June 30, 2000, we reported a net loss of $4,295,800. The decrease in the net loss was primarily a result of the reduction in interest expense and the implementation of cost-control measurements to achieve operating efficiency.

INTERNAL AND EXTERNAL SOURCES OF LIQUIDITY:
------------------------------------------
     On June 30, 2001, our cash and cash equivalents totaled $160,100. This represents a $351,300 decline as compared to our cash holdings on March 31, 2001 of $511,400. The primary factor affecting the decline in cash holdings was an operating deficit in the quarter ended June 30, 2001, as cash outlays were greater than cash inflows from existing contracts and the generation of new business in the period.

     On June 30, 2001, the Company had negative working capital of ($260,800) and a current ratio of 0.72 to 1. The working capital position declined when compared to the balance at March 31, 2001 when working capital was $392,000. The current ratio decreased when compared to the current ratio of 1.69-to-1 at March 31, 2001. The decrease in working capital is a direct result of the operating deficit experienced during the quarter.

     We seek operating and financial stability by pursuing our business fundamentals and have concentrated our efforts during the current fiscal year on sales and marketing activities. Substantial efforts have been devoted to foster a strategic relationship with IBM Canada to co-market the k-Server technology in the Canadian public sector market. During the quarter ended June 30, 2001 we secured a series of contracts that have already contributed and are expected to continue contributing towards revenue growth. We believe that the Company has been -and will continue to be- well-positioned to deliver product and services in a timely manner upon execution of purchase contracts; however, we also recognize that the timing required to obtain purchase contracts has been longer than originally expected and as result, we anticipate to incur operating losses in the coming quarters. The funding of anticipated operating losses will require working capital in excess of the Company's current cash reserves, which the Company believes are sufficient to sustain its operations at current levels until at least October 2001.

     Management is actively involved in monitoring the profitability and performance of the different segments of the company. The International Trade Products Division was not able to meet its software sales quota for the quarter and as a result, personnel layoffs were again required during the quarter. We anticipate that the division's projected operating expenses for the coming quarters will be covered from the revenue generated from recurring technical support contracts.

     The company has been able to sustain a series of cost control measures that were implemented in the previous fiscal quarter throughout the organization to reduce the rate of operating cash expenditures and may be required to implement further adjustments in the coming months. The goal to reduce working capital requirements as compared to fiscal 2000 levels continues to be a corporate priority and management feels that progress was made in the quarter and six months ended June 30, 2001 towards that goal.

     Notwithstanding the above, we may require additional funds to support our immediate working capital demand or for other purposes and may seek to raise additional funds through public or private equity financings or from other sources including traditional banking instruments and/or factoring of accounts receivable. The Company does not currently have any commitments from any third party to provide additional financing and there can be no assurance that additional financing will be available on acceptable terms, if at all. Obtaining financing upon satisfactory terms may prove difficult until the dispute with Columbia Diversified Software Fund is resolved (see Item 1, Note 3
- Minority Interest). If adequate funds are not available or are not available on acceptable terms, we may be unable to develop or enhance our products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, financial condition and operating results. Under those circumstances, we may be forced to materially reduce the scope of, or terminate, our operations. Should we proceed with additional financing on unsatisfactory terms, the interests of existing shareholders may be diluted, perhaps significantly so.

     Capital investing activities during the nine months ended June 30, 2001 consisted primarily of purchases of property and equipment, principally computer hardware and software. Capital expenditures, including those under capital leases, totaled $223,500 in fiscal 2000 and $62,100 in the nine months ended June 30, 2001. We do not expect to incur significant capital expenditures in the remaining months of the current fiscal year.

     To date, we have not invested in derivative securities or any other financial instruments that involve a high level of complexity or risk. We expect that in the future, cash in excess of current requirements will continue to be invested in high credit-quality, interest-bearing securities.

     There are no legal or practical restrictions on the ability of the subsidiaries to transfer funds to the parent company (Infertek, Inc.)

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivatives and Hedging Activities" ("SFAS No. 133"). SFAS No. 133 is effective for all fiscal quarters beginning with the quarter ending June 30, 2000. SFAS No.133 establishes accounting and reporting standards for derivative instruments, including other contracts, and for hedging activities. We adopted SFAS No. 133 in the quarter ended December 31, 2000 and its adoption did not have an impact on our results of operations, financial position or cash flows.

MATERIAL COMMITMENTS:
--------------------
     The Company has not undertaken any material commitments for expenditures as of June 30, 2001.

TRENDS OR UNCERTAINTIES:
-----------------------
     There are no known trends or uncertainties that will have a material impact on revenues.

                         PART II - OTHER INFORMATION
                         ---------------------------

ITEM 1. LEGAL PROCEEDINGS
-------------------------

REPURCHASE OF ORIGIN SOFTWARE AND ISSUANCE OF PREFERRED SHARES:
--------------------------------------------------------------
     In connection with the repurchase of certain software rights from Columbia Diversified Software Fund (Columbia), the Company's subsidiary, Origin Software, issued 5 million shares of Class B preferred stock. Concurrent with the authorization and issuance of the Class B preferred shares, Origin Software and the Company entered into a Share Exchange Agreement (the Agreement) with Columbia Diversified Software Fund (Columbia), whereby Columbia exchanged certain software rights in exchange for the 5,000,000 Class B preferred shares. Under the Agreement, subsequent to October 1, 1999, Columbia has the right to exchange all or part of the Class B preferred shares for an amount of common shares of the Company with market value of Cdn $5 million (not to exceed 5 million common shares reserved for the exchange), based on average trading price during the fourteen-day period immediately prior to exercise. Common shares issued are to be freely tradable but 80%of the shares will be held in trust and released ratably to Columbia over the following four years.

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

     Columbia is contending that the Company has not performed in accordance with the Agreement because the shares of common stock issued in Columbia's name are currently restricted from resale pursuant to applicable securities laws. Based on its contention, Columbia has indicated that it is withdrawing its notice of exchange and has requested that the Company amend the Agreement. Management believes the possibility exists that the Company may negotiate an amendment to the Agreement and ultimately issue additional shares to Columbia, though at present, management is unable to determine what the terms of such an amendment might entail or estimate how many additional shares may be issued. Management is currently conducting a series of meetings with Columbia in an attempt to reach a resolution to this issue soon.

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


ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
-------------------------------------------------

     None.


ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

     None.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-----------------------------------------------------------
     On June 14, 2001, the Company held its 2001 Annual Meeting of Shareholders, at which the Company's shareholders approved the following:

     1. Election of the following directors: Nathan Nifco, Charles K. Kelly, David C. Walker and Anna Stylianides.

          FOR - 8,726,477            ABSTAIN - 23,199
          AGAINST - 0                BROKER NON-VOTE - 0

     2. Appointment of Moss Adams LLP, independent certified public accountants, to serve as auditors of the Company for the fiscal year ending September 30, 2001.

          FOR - 8,731,554            ABSTAIN - 426,
          AGAINST - 0                BROKER NON-VOTE - 0

     3. Change in the Company's state of incorporation from Colorado to Washington.

          FOR - 6,332,549            ABSTAIN - 200
          AGAINST - 6,230            BROKER NON-VOTE - 0


ITEM 5. OTHER INFORMATION
-------------------------

     None.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
----------------------------------------

EXHIBITS

10.1 Master Relationship Agreement between Infertek Technologies Inc., kTravel Solutions Inc. and Uniglobe Travel (Benelux) NV.

11.0   Computation of Earnings Per Share

                                SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        INFERTEK, INC.


DATE:  August 14, 2001                  By: /s/Nathan Nifco
                                           -------------------------------
                                           Nathan Nifco
                                           Chairman and C. E. O.